Form 10QSB
period 1997-03-31
HCB BANCSHARES INC
filed 1997-05-15
CIK 1029740

                             FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                -----------------------------------

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1997

                Commission File Number: No. 0-22423

                         HCB Bancshares, Inc.
     ______________________________________________________
     (Exact name of registrant as specified in its charter)


    Oklahoma                                  62-1670792
-----------------------                   -------------------
(State of incorporation)                   (I.R.S. Employer
                                          Identification No.)


237 Jackson Street, Camden, Arkansas                71701
--------------------------------------------     -----------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:(870) 836-6841
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   [ ]  Yes    [x]  No

As of April 30, 1997, there were 2,645,000 shares of the registrant's Common Stock, par value $0.01 per share, issued and outstanding.

Transitional small business disclosure format (check one)
              Yes [  ]       No [x]

                 HCB BANCSHARES, INC. AND SUBSIDIARIES
                          Camden, Arkansas

                              INDEX
                              -----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Statements of Financial Condition as of June 30, 1996 and March 31, 1997 (Unaudited)

              Consolidated Statements of Income for the nine month and three month periods ended March 31, 1996 and 1997 (Unaudited)

              Consolidated Statements of Equity for the nine month and three month periods ended March 31, 1996 and 1997 (Unaudited)

              Consolidated Statements of Cash Flow for the nine month and three month periods ended March 31, 1996 and 1997 (Unaudited)

              Notes to Consolidated Financial Statements
              (Unaudited)

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

                PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------
                       HCB BANCSHARES, INC.
                        AND SUBSIDIARIES
           Consolidated Statements of Financial Condition
                     March 31, 1997 and June 30, 1996

                        ASSETS
                        ------
                                                           March 31        June 30,
                                                             1997            1996
                                                         (Unaudited)
                                                        ------------     -----------
Cash and cash equivalents                              $  1,046,746     $    422,509
Interest-bearing deposits in other financial
  institutions                                            8,688,858       16,869,373
Investment securities-available for sale                 14,978,463        5,279,625
Mortgage-backed securities - available for sale          10,021,323       12,155,199
Mortgage-backed securities - held to maturity
  (estimated market value of $40,339,781 and
  $44,934,075)                                           40,048,969       45,212,891
Loans, net of allowance of $1,441,968 and
  $1,283,234)                                            96,327,903       84,131,024
Accrued interest receivable                               1,069,770          977,004
Foreclosed real estate, net                                 118,787          168,206
Premises and equipment                                    3,296,054        2,124,293
Land held for resale                                        562,145               --
Stock in Federal Home Loan Bank                           1,237,800        1,199,000
Goodwill, net of amortization                             1,455,241        1,575,296
Other assets                                              1,564,650        1,120,902
                                                       ------------     ------------
     TOTAL ASSETS                                      $180,416,709     $171,235,322
                                                       ============     ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Liabilities
-----------
  Deposits                                             $154,785,675     $145,919,251
  Advances - Federal Home Loan Bank                      10,000,000       10,000,000
  Note payable                                              400,000               --
  Accrued interest payable                                  380,797          395,939
  Advances from borrowers for taxes and insurance           388,109          114,004
  Other liabilities                                         470,543          577,692
                                                       ------------     ------------
     Total Liabilities                                 $166,425,124     $157,006,886
                                                       ------------     ------------

Stockholders' Equity
--------------------
  Serial preferred stock ($.01 par value, 5,000,000
    shares authorized; none issued or outstanding      $         --     $      N/A
  Common stock ($.01 par value, 20,000,000 shares
    authorized; none issued or outstanding)                      --            N/A
  Additional paid-in capital
  Retained earnings (substantially restricted)           14,096,070       14,514,739
  Unrealized loss on securities available-for-sale         (104,485)        (286,313)
                                                       ------------     ------------
     Total Stockholders' Equity                        $ 13,991,585     $ 14,228,436

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $180,416,709     $171,235,322
                                                       ============     ============

See accompanying notes to consolidated financial statements.

                       HCB BANCSHARES, INC.
                        AND SUBSIDIARIES
                Consolidated Statements of Income

                                      Three Months Ended         Nine Months Ended
                                          March 31,                  March 31,
                                     ---------------------    ---------------------
                                        1997        1996        1997         1996
                                    (Unaudited)  (Unaudited)  (Unaudited) (Unaudited)
                                     ----------   ---------    --------    --------
Interest Income
---------------
  Interest and fees on loans        $2,043,707   $1,284,506   $5,913,287  $3,727,769
  Investment securities                231,595       72,203      624,160     291,277
  Mortgage-backed and related
    securities                         857,210    1,044,807    2,694,492   3,068,273
  Other interest income                100,781      162,452      364,007     298,930
                                    ----------   ----------   ----------  ----------
     Total interest income          $3,233,293   $2,563,968   $9,595,946  $7,386,249
                                    ----------   ----------   ----------  ----------
Interest Expense
----------------
  Deposits                          $1,872,763   $1,540,261   $5,630,757  $4,535,694
  Borrowed funds                       152,963      154,240      482,889     297,716
  Notes payable                         10,000           --       20,000          --
                                    ----------   ----------   ----------  ----------
     Total interest expense         $2,035,726   $1,694,501   $6,133,646  $4,833,410
                                    ----------   ----------   ----------  ----------
  Net interest income               $1,197,567   $  869,467   $3,462,300  $2,552,839
Provision for loan losses               24,820           --      168,144          --
                                    ----------   ----------   ----------  ----------
  Net interest income after
    provision for loan losses       $1,172,747   $  869,467   $3,294,156  $2,552,839
                                    ----------   ----------   ----------  ----------
Noninterest Income
------------------
  Net realized loss on sales of
    available for sale securities   $  (21,215)  $ (129,280)  $  (21,215) $ (377,133)
  Banking service charges               54,473       14,771      153,949      47,425
  Other income                          65,995        9,271       86,700      24,553
                                    ----------   ----------   ----------  ----------
     Total noninterest income (loss)$   99,253   $ (105,238)  $  219,434  $ (305,155)
                                    ----------   ----------   ----------  ----------
Noninterest Expense
-------------------
  Salaries and compensation         $  508,548   $  257,214   $1,610,368  $  696,580
  Occupancy and equipment              101,038       41,426      291,061     124,508
  Federal deposit insurance premiums     5,992       65,101    1,060,711     192,507
  Loss on foreclosed real estate        19,557        4,098       40,775      17,053
  Data processing expenses             143,146       28,864      272,336      87,049
  Professional fees                     98,562       47,826      306,900      71,153
  Amortization of goodwill              40,018           --      120,055          --
  Other expenses                       104,032       67,124      491,963     180,816
                                    ----------   ----------   ----------  ----------
     Total noninterest expense      $1,020,893   $  511,653   $4,194,169  $1,369,666
                                    ----------   ----------   ----------  ----------
Income (loss) before income taxes   $  251,107   $  252,576   $ (680,579) $  878,018

Provision for income taxes (benefits)  129,950       87,923     (261,900)    302,403
                                    ----------   ----------   ----------  ----------
     Net income (loss)              $  121,157   $  164,653   $ (418,679) $  575,615
                                    ==========   ==========   ==========  ==========
Net earnings (loss) per common share:
  Primary and fully diluted             N/A          N/A         N/A         N/A
Weighted average number of shares
  outstanding
  Primary and fully diluted             N/A          N/A         N/A         N/A

See accompanying notes to consolidated financial statements.

                            HCB BANCSHARES, INC.
                             AND SUBSIDIARIES
              Consolidated Statements of Stockholders' Equity

                                    Three Months Ended         Nine Months Ended
                                        March 31,                  March 31,
                                  ---------------------     ---------------------
                                      1997        1996        1997         1996
                                  (Unaudited)  (Unaudited)  (Unaudited) (Unaudited)
                                  ----------   ---------    --------    --------
Serial Preferred Stock
----------------------
  Balance beginning of period     $    N/A     $    N/A     $   N/A     $   N/A
  5,000,000 shares of $.01 par
    value, authorized; None
    issued or outstanding               --          N/A          --         N/A
                                  -----------  -----------  ----------- -----------
     Balance end of period        $     --     $    N/A     $    --     $   N/A
                                  -----------  -----------  ----------- -----------
Common Stock
------------
  Balance beginning of period     $    N/A     $    N/A     $   N/A     $   N/A
  20,000,000 shares of $.01 par
    value, authorized; None
    issued or outstanding               --          N/A          --         N/A
                                  -----------  -----------  ----------- -----------
     Balance end of period        $     --     $    N/A     $    --     $   N/A
                                  -----------  -----------  ----------- -----------
Additional Paid-In Capital
--------------------------
  Balance beginning of period     $    N/A     $    N/A     $   N/A     $   N/A
  Current period activity               --          N/A          --         N/A
                                  -----------  -----------  ----------- -----------
     Balance end of period        $     --     $    N/A     $    --     $   N/A
                                  -----------  -----------  ----------- -----------
Retained Earnings
-----------------
  Balance beginning of period     $13,974,913  $14,700,722  $14,514,749 $14,289,760
  Net income (loss)                   121,157      164,653     (418,679)    575,615
                                  -----------  -----------  ----------- -----------
     Balance end of period        $14,096,070  $14,865,375  $14,096,070 $14,865,375
                                  -----------  -----------  ----------- -----------
Unrealized Depreciation on
--------------------------
  Securities Available for Sale
  -----------------------------
  Balance beginning of period     $  (195,408) $   (18,788) $   (18,788)$        --
  Net increase (decrease), net of
    applicable income taxes            90,923           --      (85,697)    (18,788)
                                  -----------  -----------  ----------- -----------
  Balance end of period           $  (104,485) $   (18,788) $  (104,485)$   (18,788)
                                  -----------  -----------  ----------- -----------
  Total stockholders' equity
    at period end                 $13,991,585  $14,846,587  $13,991,585 $14,846,587
                                  ===========  ===========  =========== ===========

See accompanying notes to consolidated financial statements.

                            HCB BANCSHARES, INC.
                             AND SUBSIDIARIES
                     Consolidated Statements of Cash Flow

                                     Three Months Ended         Nine Months Ended
                                          March 31,                  March 31,
                                    ---------------------     ---------------------
                                       1997        1996        1997         1996
                                    (Unaudited)  (Unaudited)  (Unaudited) (Unaudited)
                                    ----------   -----------  ----------- --------
Cash Flows from Operating Activities
-----------------------------------
  Net income (loss)                 $   121,157  $   164,653  $  (418,679) $   575,615
                                    -----------  -----------  -----------  -----------
  Adjustments to reconcile net
   income to cash provided by
   operating activities:
  Depreciation                      $    32,204  $    20,250  $   122,211  $     60,750
  Amortization of:
    Deferred loan origination fees       17,099       44,383       36,092        51,944
    Goodwill                             40,018           --      120,055            --
    Premiums and discounts on loans      (2,041)         556       (2,572)         (119)
    Premiums and discounts on
      investment securities              28,883       20,155      115,519        75,564
    Provision for loan loss              24,819           --      168,143            --
    Provision for loss on foreclosed
      real estate                            --           --       15,247            --
    Deferred income taxes               (22,572)     (46,063)     (57,986)      147,239
    Net loss on sale of investments-
      available for sale                 21,215      129,280       21,215       377,133
    (Gain) loss on disposal of other
      assets                                 --       12,468        3,118        12,468
    Decrease (increase) in accrued
      interest receivable                82,361        7,578      (92,766)      (21,849)
    Increase (decrease) in accrued
      interest payable                  (11,317)       2,374      (15,142)       26,016
    (Increase) decrease in other
      assets                           (278,059)    (162,758)    (276,560)     (118,429)
    Increase (decrease) in other
      liabilities                       134,106        7,520     (107,149)       33,871
    (Increase) in prepaid/payable
      income taxes                      186,370     (185,061)    (214,364)     (521,584)
                                    -----------  -----------  -----------  ------------
      Total adjustments             $   253,086  $  (149,318) $  (164,939) $    123,004
                                    -----------  -----------  -----------  ------------
  Net cash flows provided (used)
  by operating activities           $   374,243  $    15,335  $  (583,618) $    698,619
                                    -----------  -----------  -----------  ------------
Cash Flows from Investing Activities:
------------------------------------
  Loan originations and principal
    payments on loans               $   761,414  $   184,033  $(11,415,022)$ (3,953,608)
  Proceeds from sale of loans                --           --     1,410,336           --
  Purchase of loans                    (950,000)    (379,737)   (2,254,560)  (2,628,000)
  Proceeds from sale of investment
    securities                        2,576,477    3,583,737     2,576,477   12,689,545
  Purchase of investment securities  (5,851,810)   1,091,619   (23,060,510) (15,000,971)
  Principal payments on investment
    securities                        2,836,956    2,227,193    18,082,993    7,007,726
  Proceeds from sale of other assets         --           --         3,215           --
  Purchases of premises and
    equipment                          (400,802)    (171,259)   (1,856,118)    (276,851)
                                    -----------  -----------  -----------  ------------
Net cash flows used by investing
  activities                        $(1,027,765) $ 6,535,586  $(16,513,189)$ (2,162,159)
                                    -----------  -----------  -----------  ------------

                            HCB BANCSHARES, INC.
                             AND SUBSIDIARIES
                     Consolidated Statements of Cash Flow

                                     Three Months Ended         Nine Months Ended
                                          March 31,                  March 31,
                                    ---------------------     ---------------------
                                       1997        1996        1997         1996
                                    (Unaudited)  (Unaudited)  (Unaudited) (Unaudited)
                                    ----------   -----------  ----------- --------
Cash Flows from Financing Activities:
------------------------------------
  Net increase (decrease) in
   demand deposits, NOW accounts,
   passbook savings accounts
   and certificates of deposit       $ 3,519,724 $ 2,261,519  $ 8,866,424  $ 5,816,415
  Net (decrease) increase in
   mortgage escrow funds                 274,105    (157,078)     274,105     (186,592)
  Proceeds from note payable                  --          --      400,000           --
  Advances from FHLB                          --          --           --   10,000,000
                                     ----------- -----------  -----------  -----------
  Net cash flows provided (used)
   by financing activities           $ 3,793,829 $ 2,104,441  $ 9,540,529  $15,629,823
                                     ----------- -----------  -----------  -----------
  Net increase (decrease) in
   cash and cash equivalents         $ 3,140,307 $ 8,655,362  $(7,556,278) $14,166,283
  Cash and cash equivalents,
   beginning of period                $ 6,595,297 $ 8,636,520  $17,291,882  $ 3,125,599
                                     ----------  -----------  -----------  -----------
  Cash and cash equivalents,
   end of period                     $ 9,735,604 $17,291,882  $ 9,735,604  $17,291,882
                                     =========== ===========  ===========  ===========
Supplemental disclosures of cash
--------------------------------
flow information:
----------------
  Cash paid during the period for:
    Interest                         $ 2,027,043 $ 1,644,843  $ 6,128,788  $ 4,807,394
    Income taxes                     $        -- $        --  $        --  $   614,655
  Loans transferred to foreclosed
    real estate                      $        -- $        --  $        --  $   126,307

See accompanying notes to consolidated financial statements.

                     HCB BANCSHARES, INC.
                     AND SUBSIDIARIES

    Notes to Consolidated (Unaudited) Financial Statements

Note 1 - HCB Bancshares, Inc.
         -------------------

HCB Bancshares, Inc. (the "Corporation"), was incorporated under the laws of the State of Oklahoma for the purpose of becoming the bank holding company of Heartland Community Bank and its subsidiaries (the "Bank"), in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion. On March 24, 1997, the Corporation commenced a Subscription Offering of its shares in connection with the conversion of the Bank (the "Offering"). The Offering was consummated and the Corporation acquired the Bank on April 30, 1997. The Corporation had no assets prior to the conversion, and as of March 31, 1997, no stock had been issued as a result of the Offering.

The accompanying consolidated financial statements as of and for the three months ended and nine months ended March 31, 1997, include the accounts of the Corporation and the Bank.

Note 2 - Basis of Consolidation
         ----------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Bank's audit report for the year ended June 30, 1996, such information and footnotes have not been duplicated herein. All material intercompany balances and transactions have been eliminated in the consolidation. The unaudited statements reflect all adjustments, consisting of normal recurring accruals, which are in the opinion of management, necessary for fair presentation of the results of operations, changes in equity and cash flows for the three month and nine month periods ended March 31, 1997. The statements of earnings for the three month and nine month periods ended March, 31, 1997, are not necessarily indicative of the results which may be expected for the entire year.

Note 3 - Earnings Per Share
         ------------------

     As of March 31, 1997 no shares of common stock (par value $0.01 per share) had been issued by the Corporation. Therefore, the consolidated statements of income for the three month and nine month periods ended March 31, 1997, do not disclose earnings per share as would otherwise be required.

Note 4 - Stockholders' Equity and Stock Conversion
         -----------------------------------------

The Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank pursuant to its Plan of Conversion which was approved by the Bank's members on April 25, 1997. The conversion was effective on April 30, 1997, and resulted in the issuance of 2,645,000 shares of common stock (par value $0.01) at $10 per share for the gross sale price of $26,450,000. Costs related to the conversion (primarily to underwriters' commissions, printing and professional fees) approximated $750,000 and were deducted from the net proceeds to arrive at net proceeds of $25,700,000. The Corporation also established an Employee Stock Ownership Plan and Trust which purchased 211,600 shares of common stock of the Corporation at the issuance price of $10 per share with funds borrowed from the Corporation.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations
        -------------------------------------------------
GENERAL

     The Bank's principal business consists of attracting deposits from the general public and investing those funds in (i) loans secured by first mortgages on existing owner-occupied single-family residences in the Bank's primary market area and,
(ii) to a lesser but growing extent, commercial and multi-family real estate loans and consumer and commercial business loans.
The Bank also maintains a substantial investment portfolio of mortgage-related securities and U.S. government and agency securities.

     The Bank's net income is dependent primarily on its net interest income, which is the difference between interest income earned on its loans, mortgage-backed securities and securities portfolio and interest paid on customers' deposits. The Bank's net income is also affected by the level of noninterest income, such as service charges on customers' deposit accounts, net gains or losses on the sale of securities and other fees. In addition, net income is affected by the level of noninterest expense, which primarily consists of employee compensation expenses, deposit insurance premiums and other expenses.

     The financial condition and results of operations of the Bank and the thrift and banking industries as a whole are significantly affected by prevailing economic conditions, competition and the monetary and fiscal policies of governmental agencies. Lending activities are influenced by demand for and supply of credit, competition among lenders and the level of interest rates in the Bank's market area. The Bank's deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, as well as account maturities and the levels of personal income and savings in the Bank's market area.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1997 AND JUNE 30,
1996

     The Bank had total assets of $180.4 million and $171.2 million at March 31, 1997 and June 30, 1996, respectively.
During the nine month period ended March 31, 1997 the Bank experienced an increase in its loan portfolio from $84.1 million at June 30, 1996, to $96.3 million. This increase is due to the positive results realized from the implementation of the Bank's long term business plan for growth in its targeted markets of commercial, consumer and multi-family lending along with natural growth. During this same period, investment and mortgage-backed securities and other short-term interest-earning deposits fluctuated between $62.6 million at June 30, 1996 and $65 million at March 31, 1997. Investment securities and other short-term interest-earning deposits tend to vary in conjunction with variations in savings activity. Additionally, the Bank expended $1.9 million to purchase land and make improvements to existing facilities during the nine month period ended March 31, 1997, to consummate management's planned growth projections.

     Deposits increased from $145.9 million at June 30, 1996 to $154.8 million at March 31, 1997. This increase in deposits of $8.9 million, again, is a positive result of the Bank's business plan for growth through increased deposit customer products, opening or renovation of branch locations and strategic marketing efforts. The Bank's level of deposits had been sufficient to fund its loan demand and provide for adequate liquidity until the year ended June 30, 1996. During the year ended June 30, 1996, the Bank utilized a credit line with the FHLB of Dallas to obtain advances. The outstanding balances of FHLB advances at June 30, 1996 and March 31, 1997 were $10 million and $10 million, respectively. These advances were utilized to reduce interest rate risk by better matching rates and maturities of existing interest-earning assets and interest-bearing liabilities.

     Equity amounted to $14 million at March 31, 1997, and to $14.2 million at June 30, 1996, respectively. The changes in equity were due solely to the Bank's net income earned for such periods. At June 30, 1996, the Bank's regulatory capital substantially exceeded all applicable regulatory capital requirements. Regulatory capital levels at March 31, 1997 were not substantially different from those at June 30, 1996.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
MARCH 31, 1997 AND 1996

     Net Income (Loss). Net income (loss) for the nine months ended March 31, 1997 was $(418,679) compared to $575,615 for the nine months ended March 31, 1996. The changes were attributable to a special deposit insurance assessment of $881,824 and a provision for loan losses of $168,144, which were partially offset by an increase in net interest income of $909,461 and an increase in noninterest income of $524,589 for the nine months ended March 31, 1997, as compared to the nine months ended March
31, 1996.   Income tax expense for the nine months ended March
31, 1997 compared to 1996 was a tax benefit of $261,900 compared to a tax expense of $302,403.

     Net Interest Income. Net interest income for the nine months ended March 31, 1997 was $3,462,300, an increase of 35.6% when compared to net interest income of $2,552,839 for the nine months ended March 31, 1996. This increase was attributable to an increase in total interest income of $2,209,697 and an increase in total interest expense of $1,300,236. The net interest margin for the nine months ended March 31, 1997 was 2.41% compared to 2.04% for the nine months ended March 31, 1996. This increase in net interest income and net interest margin is due to an increase in the average volume of interest-earning assets, combined with a decrease in the average rate paid on interest-bearing liabilities. One cause for the increase in average interest-earning assets when comparing the nine months ended March 31, 1997 to the nine months ended March 31, 1996 was the acquisition of the subsidiary, Heritage Bank, FSB in May of 1996. The average volume of interest-earning assets increased from $135.7 million for the nine months ended March 31, 1996 to $170.3 million for the nine months ended March 31, 1997 which had the effect of increasing total interest income by $1,945,660.
The average rate paid on interest-bearing liabilities decreased during the nine months ended March 31, 1997 to 5.10% from 5.22% for the nine months ended March 31, 1996. The decrease in the average rate on interest-bearing liabilities had the effect of decreasing total interest expense between the nine months ended March 31, 1996 and the nine months ended March 31, 1997 by $213,792.

     The average yield on interest-earning assets remained relatively unchanged between the two periods, which is indicative of the fact that the Bank's interest-earning assets are not highly sensitive to the increases in market interest rates which occurred between the two periods. For the nine months ended March 31, 1997, the average yield on interest-earning assets was 2.71%, compared to 2.51% for the nine months ended March 31, 1996, which had the effect of increasing total interest income by $958,194. In addition, the average volume of interest-bearing liabilities increased by 29.9%, reflecting the acquisition of the Bank's subsidiary savings bank, when comparing March 31, 1997 to March 31, 1996. This volume increase attributed to an increase in total interest expense of $1,308,855.

     Provision for Loan Losses. During the nine months ended March 31, 1997, the Bank's management initiated an extensive internal loan review of all loan files both of the parent and subsidiary. The review resulted in the adoption of more conservative loan loss allowance standards than had been used in the past. This new policy on allowance for loan losses was deemed prudent in establishing credit underwriting standards for future expected lending areas, such as commercial real estate, business and consumer loans, which inherently have more risk. Management made a provision for loan losses in the nine months ended March 31, 1997 of $168,144. There was no provision made in the nine months ended March 31, 1996. This current period provision is the result of the aforementioned extensive review of the allowance for loan losses of the Bank and management's estimates of conditions and circumstances that materialized in the nine month period ended March 31, 1997. The allowance for loan losses, after this provision, of $1,441,968, represented 1.5% of outstanding loans at March 31, 1997. Nonperforming loans as of March 31, 1997 and 1996, as a percent of total loans, remained below .20%.

     Management evaluates the carrying value of the loan portfolio periodically and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In particular, management recognizes that recent and planned changes in the amounts and types of lending by the Bank will result in further growth of the Bank's loan loss allowance and may justify further changes in the Bank's loan loss allowance policy in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based upon their judgments and the information available to them at the time of their examination.

     Noninterest Income. Noninterest income is comprised primarily of insurance commissions from sales of credit life insurance, fees for banking service charges and sales of investment and mortgage-backed securities. Noninterest income for the nine months ended March 31, 1997, was $219,434, compared to $(305,155) for the nine months ended March 31, 1996. This represents an increase of $524,589. This increase is partially due to a reduction of losses of $355,918, that were realized on sales of investment securities which were classified as available-for-sale during the nine month period ended March 31, 1996 when compared to sales of investment securities during the same period in 1997. The remaining increase of $168,671, is due primarily to fluctuations in sales of credit life insurance policies and new fee earning banking services offered by the Bank to its deposit customers.

     In light of the increasingly competitive markets for deposits and loans, management has recently shifted the Bank's deposit taking and loan origination activities to reflect, among other things, the importance of offering valued customer services that generate additional fee income, and it is expected that management will continue this trend for the foreseeable future.

     Noninterest Expense. The major components of noninterest expense are compensation and benefits paid to the Bank's employees and directors, occupancy expense for ownership and maintenance of the Bank's building and furniture and equipment, and insurance premiums paid to the FDIC for insurance of deposits. Total noninterest expense for the nine months ended March 31, 1997 was $4,194,169, compared to $1,369,666 for the nine months ended March 31, 1996. The increase was largely due to an increase in expense related to a one time assessment by the FDIC to the Bank to replenish the SAIF depleted by prior years losses in the thrift industry. During the years in which thrifts as an industry, suffered many publicized and non-publicized "bailouts" by the SAIF, and its predecessor, the Federal Savings and Loan Insurance Corporation, the deposit insurance fund for the thrift industry was severely depleted. After several years of debate Congress with the assistance of the FDIC, which administers the SAIF, consummated a plan of action to replenish the SAIF to a level of coverage required by statute (the designated reserve ratio of 1.25% of insured deposits) for the remaining covered deposits. The plan of remedy included a one time assessment to each thrift institution based on capital levels and deposits, among other factors. This one time assessment was recognized by the Bank in the nine months ended

March 31, 1997, in the amount of $881,824 and was expensed in the same period. This assessment was paid November 27, 1996. The effective deposit insurance rate prior to the assessment was .23% compared to a rate of .065% after the assessment. The second largest component of noninterest expense for the nine months ended March 31, 1997 was compensation expense, including director and officer retirement plans and other benefits, which totaled $1,610,368, compared to $686,580 for the nine months ended March 31, 1996. This increase was attributable to increases in salary expense due to an increase in personnel for future growth, the acquisition of the subsidiary savings bank and increased directors fees due to additional time incurred by the Board in evaluating and working on various strategic plans for the Bank. Other noninterest expense incurred during the nine months ended March 31, 1997, included amounts incurred to facilitate the name change of the Bank to HEARTLAND Community Bank in September 1996. In addition, fees were incurred for personnel placement services to attract key personnel for hire, a computer consultant was engaged to evaluate operating systems and further growth needs, and marketing consultants were approached for market strategies and implementation. These expense categories increased $235,747 during the nine months ended March 31, 1997 compared with the same period in 1996. Overall, noninterest expense increased for the nine month period ended March 31, 1997, compared to the nine month-period ended March 31, 1996, by approximately $1,156,306 as a direct result of the acquisition of the subsidiary savings bank, exclusive of the FDIC one-time assessment.

     Included in noninterest expenses for the nine months ended March 31, 1997 was a charge for the amortization of goodwill of $120,055, which resulted from the acquisition of the subsidiary bank during the year ended June 30, 1996. The amortization will be $160,074 per year over a ten year period, subsequent to June 30, 1996, and is not expected to have a material effect on the future earnings of the Bank.

     In light of the substantial costs associated with the recent, pending and planned expansions of the Bank's activities, facilities and staff, including the additional costs associated with adding staff, building or renovating branches, introducing new deposit and loan products and services and implementing the planned stock benefit plans after the Conversion, it is expected that the Bank's noninterest expense levels may remain somewhat high relative to the historical levels for the Bank, as well as the prevailing levels for institutions that are not undertaking such expansions, for an indefinite period of time, as management implements the Bank's business strategy. Among the activities planned are increased loan originations in the areas of multi-family residential, commercial real estate, commercial business and consumer loans. Customer products to be introduced include ATM and debit cards and an expanded deposit account mix. In addition, two new branch facilities are to be constructed with planned completion in July 1997. Other existing facilities will be renovated to attract and serve an increased customer base.

     Income Taxes. The effective income tax rate for the Bank for the nine months ended March 31, 1997 and 1996 was 38.5% which includes federal and Arkansas tax components. A tax benefit of $(261,900) for 1996 and an expense of $302,403 for 1996 was recognized resulting in a decrease of $564,303.

SOURCES OF CAPITAL AND LIQUIDITY

     The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations. This requirement which may be varied at the discretion of the OTS depending on economic conditions and deposit outflows, is based upon a percentage of deposits and short term borrowings. Current OTS regulations require that a savings association maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. At March 31, 1997, the Bank's liquidity, as measured for regulatory purposes, was 16.9%, or $15.8 million in excess of the minimum OTS liquidity requirement of 5%, and 5.7% or $6.2 million in excess of the OTS short term liquidity requirement of 1%. Management of the Bank seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing and in order to meet funding needs of deposit outflows and loan commitments. Historically, the Bank has been able to meet its liquidity demands through internal sources of funding supplemented from time to time by advances from the FHLB of Dallas.

     The Bank's primary sources of funds are deposits, proceeds from principal and interest payments on loans and mortgage-backed securities, interest payments and maturities of investment securities, and earnings. While scheduled principal repayments on loans and mortgage-backed securities and interest payments on investment securities are a relatively predictable source of funds, deposit flows and loan and mortgage-backed prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors. The Bank does not solicit deposits outside of its market area through brokers or other financial institutions.

     The Bank has also designated certain securities as available for sale in order to meet liquidity demands. At March 31, 1997, the Bank had designated securities with a fair value of approximately $25 million as available for sale. In addition to internal sources of funding, the Bank as a member of the FHLB has substantial borrowing authority with the FHLB. The Bank's use of a particular source of funds is based on need, comparative total costs and availability.

     Another source of liquidity is the net proceeds of the Conversion. Following the completion of the Conversion, effective April 30, 1997, the Bank received over half of the net proceeds of the Conversion. These funds are expected to be used by the Bank for its business activities, including investment in interest-earning assets.

     For additional information about cash flows from the Bank's operating, investing and financing activities see the consolidated financial statements presented elsewhere herein.

     At March 31, 1997, the Bank had outstanding $9,154,733 in commitments to originate loans (including unfunded portions of construction loans) and $16,076 in unused lines of credit. At the same date, the total amount of certificates of deposit which were scheduled to mature in one year or less was $92.8 million. Management anticipates that the Bank will have adequate resources to meet its current commitments through internal funding sources described above. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

     Management is not aware of any current recommendations by its regulatory authorities, legislation, competition, trends in interest rate sensitivity, new accounting guidance or other material events and uncertainties that would have a material effect on the Bank's ability to meet its liquidity demands.

           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------
From time to time, the Company and any subsidiary may be a party to various legal proceedings incident to its or their business. At March 31, 1997, there were no regulatory or other legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities
         ---------------------
None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
None

Item 5.  Other Information
         -----------------
None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
The following exhibits are filed as part of this report:

 2(1)       Plan of Conversion of HEARTLAND Community Bank
 3.1(1)     Articles of Incorporation of HCB Bancshares, Inc.
 3.2(1)     Bylaws of HCB Bancshares, Inc.
 4(1)       Form of Common Stock Certificate of HCB Bancshares,
            Inc.
 10.1(1)    Form of HCB Bancshares, Inc. 1997 Stock Option and
            Incentive Plan
 10.2(1)    Form of HCB Bancshares, Inc. Management Recognition
            Plan and Trust Agreement
 10.3(a)(1) Employment Agreements between HEARTLAND Community
            Bank and Vida H. Lampkin and Cameron D. McKeel
 10.3(b)(1) Employment Agreements between HCB Bancshares, Inc.
            and Vida H. Lampkin and Cameron D. McKeel
 10.4(a)(1) Change-in-Control Protective Agreement between
            HEARTLAND Community Bank and William C. Lyon
 10.4(b)(1) Change-in-Control Protective Agreement between HCB
            Bancshares, Inc. and William C. Lyon
 10.5(1)    HEARTLAND Community Bank Directors' Retirement Plan,
            as amended
 27         Financial Data Schedule
_______________
(1) Incorporated by reference to Company's Registration Statement on Form SB-2, No. 333-19093

The Corporation did not file a current report on Form 8-K during the quarter covered by this report.

                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the date set forth below.

                           HCB BANCSHARES, INC.





Date:  May 15, 1997        By: /s/ Vida H. Lampkin
                              -----------------------------------
                              Vida H. Lampkin, President
                              (Duly Authorized Representative and
                              Principal Accounting Officer)