Form 10-K405
period 1997-06-30
HCB BANCSHARES INC
filed 1997-09-29
CIK 1029740

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           -------------------------

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                      OF 1934

                     For the fiscal year ended June 30, 1997

                         Commission File Number: 0-22423

                              HCB BANCSHARES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   Oklahoma                                       62-1670792
---------------------------------------------              --------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
               or organization)                             Identification No.)

     237 Jackson Street, Camden, Arkansas                        71701-3941
   ----------------------------------------                      ----------
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (870) 836-6841

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X   NO      .
                                       -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $31,942,638.75 (2,323,101 shares at the last sale price on September 23, 1997 ($13.75 per share); for this purpose, directors, executive officers and the employee stock ownership plan have not been deemed to be non-affiliates).

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,645,000 shares of common stock as of September 23, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the registrant's Annual Report to Stockholders for the Fiscal Year Ended June 30, 1997 (the "Annual Report"). (Part II)

     2. Portions of the registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement"). (Part III)

                                     PART I

Item 1.  Description of Business

General

         HCB Bancshares, Inc. HCB Bancshares, Inc. (the "Company") was incorporated under the laws of the State of Oklahoma in December 1996 at the direction of the Board of Directors of HEARTLAND Community Bank (the "Bank") for the purpose of serving as a savings institution holding company of the Bank, including its subsidiary savings bank, Heartland Community Bank, F.S.B., upon the acquisition of all of the capital stock issued by the Bank upon its conversion from mutual to stock form, which was completed on April 30, 1997 (the "Conversion"). Prior to the Conversion, the Company did not engage in any material operations. Since the Conversion, the Company has had no significant assets other than the outstanding capital stock of the Bank, a portion of the net proceeds of the Conversion and a note receivable from the Employee Stock Ownership Plan ("ESOP"). The Company's principal business is the business of the Bank.

         The holding company structure permits the Company to expand the financial services currently offered through the Bank. As a holding company, the Company has greater flexibility than the Bank to diversify its business activities through existing or newly formed subsidiaries or through acquisition or merger with other financial institutions. The Company is classified as a multiple savings institution holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"). As long as the Company remains a multiple savings institution holding company, the Company will be subject to regulatory restrictions on the activities in which it and its non-savings institution subsidiaries may engage. See "Regulation -- Regulation of the Company -- Activities Restrictions."

         The Company's executive offices are located at 237 Jackson Street, Camden, Arkansas 71701-3941, and its telephone number is (870) 836-6841.

         HEARTLAND Community Bank. HEARTLAND Community Bank was organized as a federally chartered mutual savings and loan association named "First Federal Savings and Loan Association of Camden" ("First Federal") in 1933, and in 1934 it became a member of the FHLB system and obtained federal deposit insurance. In May 1996, First Federal acquired the former Heritage Bank, FSB, which retained its separate federal savings bank charter and deposit insurance as a wholly owned subsidiary of First Federal (in order to facilitate possible future branch expansion, in the event the Bank ever becomes subject to Arkansas branching restrictions, which are based on the home office location of each separately chartered banking institution), but whose business operations were fully integrated with those of First Federal. In September 1996, First Federal and Heritage changed their names to HEARTLAND Community Bank and HEARTLAND Community Bank, F.S.B., respectively. The Bank itself currently operates through four full service banking offices located in Camden (2), Fordyce and Sheridan, Arkansas, and its subsidiary savings bank operates through two full service banking offices located in Little Rock and Monticello, Arkansas and a loan production office in Bryant, Arkansas. At June 30, 1997, the Bank had total assets of $200.3 million, deposits of $151.2 million and equity of $37.7 million, or 18.8% of total assets.

         Historically, the principal business strategy of the Bank, like most other savings institutions in Arkansas and elsewhere, has been to accept deposits from residents of the communities served by the Bank's branch offices and to invest those funds in single-family mortgage loans to those and other local residents. In this manner, the Bank and countless other independent community-oriented savings institutions operated safely and soundly for generations. In recent years, however, as the banking business nationwide and in the Bank's primary market area in particular has become more competitive, smaller savings institutions like the Bank have come under increasing market pressure either to grow and increase their profitability or to be acquired by a larger institution. Moreover, during this period the Bank's market area experienced only limited economic growth.

         In September 1995, the Bank's Board of Directors carefully considered the Bank's historical results of operations, current financial condition and future business prospects and, in consultation with the Bank's executive officers, determined to strengthen the Bank's competitiveness and profitability by concentrating its business strategy as an independent community bank on expanding the Bank's products and services and growing its customer and asset base. Since then, the Bank has actively sought to implement this strategy by adding two new executive officers -- Cameron McKeel as Executive Vice President and William Lyon as Senior Vice President and Chief Lending Officer -and more than doubling the Bank's total employees, by acquiring the former Heritage Bank, FSB, which added to the Bank's branch network additional branches in the growing and potentially lucrative Little Rock and Monticello banking markets, by upgrading selected branch office facilities, by expanding the types of loans and deposit accounts offered by the Bank, by updating the Bank's name and corporate identity from First Federal Savings and Loan Association of Camden to HEARTLAND Community Bank and by completing the Conversion. Throughout this period, the Bank's executive officers have worked with the Bank's directors and with the Bank's entire staff to formulate and effectuate the Bank's current strategic plan.

         On a going forward basis, the Bank's current business strategy, as developed and adopted by all of the Bank's directors, officers and employees, incorporates the following key elements: (i) remaining an independent community-oriented financial institution by continuing to provide the quality service that only a locally based institution and its dedicated staff can deliver, including the possible retention of additional executive officers in the future as the Bank's growth and other needs may warrant; (ii) strengthening the Bank's core deposit base and decreasing interest costs and increasing fee income by expanding the Bank's deposit facilities and products, including the addition and expansion of branch offices, the planned installation of ATMs, the introduction of debit cards and a planned emphasis on attracting consumer demand deposits;
(iii) increasing loan yields and fee income while maintaining asset quality by emphasizing the origination of higher yielding and shorter term loans, especially commercial and multi-family real estate loans and consumer and commercial business loans, for the Bank's portfolio while increasingly originating lower yielding longer term single-family residential loans principally for resale to investors; (iv) using the capital raised in the Conversion to support the bank's future growth; and, (v) to complement the Bank's internally generated growth, potentially acquiring one or more banking institutions or other financial companies if attractive opportunities arise. While it is expected that the Bank may experience especially high deposit and loan growth in the relatively high income and growth segments of the Bank's primary market area, particularly in the Sheridan, Monticello, Bryant and, possibly, Little Rock areas, management expects to find significant deposit growth and lending opportunities throughout central Arkansas.

         As federally chartered savings institutions, each of the Bank and its subsidiary savings bank is subject to extensive regulation by the OTS. The lending activities and other investments of each institution must comply with various federal regulatory requirements, and the OTS periodically examines each institution for compliance with various regulatory requirements. The Federal Deposit Insurance Corporation ("FDIC") also has the authority to conduct special examinations. Each institution must file reports with OTS describing its activities and financial condition and is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). See "Proposed Legislative and Regulatory Changes" below.

Proposed Legislative and Regulatory Changes

         Legislation proposed in the United States Congress could have a profound impact on the banking and thrift industries and the operations of commercial banks and thrift institutions, including the Bank. Such legislation includes proposals to eliminate regulatory distinctions between institutions chartered as banks and savings associations under federal law and would ease the merger of the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"), the two deposit insurance funds. The legislation also could require federally chartered savings associations to convert to federally chartered commercial banks or to state chartered institutions, probably by a specified date. The legislation under consideration is subject to continuing review and major revision and might not be adopted soon or ever.

Market Area

         Management considers the Bank's primary market area to comprise the following counties in Arkansas: Calhoun, Cleveland, Dallas, Drew, Grant, Ouachita and Pulaski. To a lesser extent, the Bank accepts deposits and offers loans throughout central and southern Arkansas.

         In recent years, population has experienced low to moderate growth in Drew, Grant and Pulaski Counties, while population has declined somewhat in Calhoun, Cleveland, Dallas and Ouachita Counties. Household income has increased substantially throughout the Bank's primary market area in recent years, and household income has been well above the Arkansas average in Grant and Pulaski Counties and somewhat above the Arkansas average in Ouachita County but somewhat below the Arkansas average in Calhoun, Cleveland and Drew Counties and well below the Arkansas average in Dallas County, though the Arkansas average is below the national average. With respect to unemployment rates, while the Arkansas average has tended to fall somewhat below the national average, and unemployment rates have been well below the Arkansas average in Grant and Pulaski Counties, unemployment rates have been well above the Arkansas and national averages in Calhoun, Cleveland, Dallas, Drew and Ouachita Counties.

         The economies in the Bank's primary market area include a variety of industries, including manufacturing, government, services and retail trade. Important employers include International Paper and Georgia Pacific in the timber industry and Lockheed Martin and Atlantic Research in the defense industry.

Competition

         The Bank experiences substantial competition both in attracting and retaining savings deposits and in the making of mortgage and other loans.

         Direct competition for savings deposits comes from other savings institutions, credit unions, regional bank holding companies and commercial banks. Significant competition for the Bank's other deposit products and services comes from money market mutual funds and brokerage firms. The primary factors in competing for loans are interest rates and loan origination fees and the quality and range of services offered by various financial institutions. Competition for origination or real estate loans normally comes from other savings institutions, commercial banks, credit unions, mortgage bankers and mortgage brokers.

         The Bank's primary competition comes from institutions headquartered in the Bank's primary market area and from various non-local commercial banks that have branch offices located in the Bank's primary market area. Many competing financial institutions have financial resources substantially greater than the Bank and offer a wider variety of deposit and loan products. Management's principal competitive strategy has been to emphasize quality customer service.

Lending Activities

         The Bank's principal lending activity consists of the origination of loans secured by mortgages on existing single-family residences in the Bank's primary market area. The Bank also makes commercial and multi-family real estate loans and a variety of consumer and commercial business loans, and management expects to continue and expand the Bank's increased emphasis on these types of lending.

         With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the institution is in compliance with its fully phased-in capital requirements;
(iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. At June 30, 1997, the maximum aggregate amounts that the Bank and its subsidiary savings bank could have lent to any one borrower under the 15% limit were $4.4 million and $500,000, respectively. At such date, the largest aggregate amounts of loans that the Bank and its subsidiary savings bank had outstanding to any one borrower were $1,330,000 and $491,000, respectively.

         Loan Portfolio Composition. The following table sets forth information regarding the composition of the Bank's loan portfolio by type of loan at the dates indicated. At June 30, 1997, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.


                                                                            At June 30,
                                                       ---------------------------------------------------------
                                                                    1997                        1996
                                                       ---------------------------- ----------------------------
                                                           Amount          %             Amount            %
                                                       --------------   ------        -------------    ---------
Type of Loan Real estate loans:
  One- to four-family residential....................  $   62,340,601   62.27%        $  61,650,286     70.79%
  Multi-family loans.................................       8,873,156    8.86             6,819,212      7.83
  Non-residential....................................      18,814,701   18.79            13,746,549     15.78
  Loans to facilitate sale of
    foreclosed real estate...........................         616,660    0.62               720,749      0.83
  Land and other mortgage loans......................         483,236    0.48                36,944      0.04
Consumer loans:
  Loans secured by deposits..........................       2,434,621    2.43             1,832,180      2.10
  Home improvement...................................       1,665,244    1.66               204,776      0.24
  Auto...............................................       2,399,648    2.40               786,656      0.90
  Other consumer.....................................       2,629,442    2.63               418,027      0.48
Commercial...........................................       2,101,963    2.10               880,311      1.01
                                                       --------------  ------         -------------   -------
    Total............................................  $  102,359,272  100.00%        $  87,095,690    100.00%
                                                         ------------  ======         -------------    ======
Less:
  Loans in process...................................  $    2,057,095                 $   1,544,097
  Deferred loan fees and discounts...................         167,069                       137,335
  Allowance for loan losses..........................       1,492,473                     1,283,234
                                                       --------------                 -------------
    Total............................................  $   98,642,635                 $  84,131,024
                                                       ==============                 =============

         Loan Maturity Schedules. The following table sets forth information regarding dollar amounts of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal, at June 30, 1997. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's repayment experience to differ from that shown below.

                                     Due During the Year Ending            Due After             Due After             Due After
                                               June 30,                    3 Through             5 Through            10 Through
                                   ------------------------------        5 Years After         10 Years After        15 Years After
                                    1998        1999       2000          June 30, 1997         June 30, 1997         June 30, 1997
                                   ------      ------     -------        -------------         -------------         -------------
Real estate loans:
  One- to four-family mortgage
    loans...................    $ 2,765,998   $  349,077   $ 3,246,769    $ 5,386,160          $  9,452,683          $ 24,875,919
  Other mortgage loans......      1,590,551      530,544     4,046,463      3,402,878             3,627,432             2,984,246

Consumer loans:
  Loans secured by deposits       1,789,446      645,175            --             --                    --                    --
  Home improvement and
     other.................       2,758,539    1,077,751     1,756,931      2,087,111             1,015,965                    --
                                -----------   ----------   -----------    -----------          ------------          ------------
     Total..................    $ 8,904,534   $2,602,547   $ 9,050,163    $10,876,149          $ 14,096,080          $ 27,860,165
                                ===========   ==========   ===========    ===========          ============          ============


                                    Due After 15
                                     Years After
                                    June 30, 1997          Total
                                    -------------        -------

Real estate loans:
  One- to four-family mortgage
    loans...................        $ 16,880,655     $ 62,957,261
  Other mortgage loans......          11,988,979       28,171,043

Consumer loans:
  Loans secured by deposits                   --        2,434,621
  Home improvement and
     other.................                   --        8,696,297
                                    ------------     ------------
     Total..................        $ 28,869,634     $102,359,272
                                    ============     ============


         The following table sets forth dollar amounts of loans due one year or more after June 30, 1997 that had predetermined interest rates and that had adjustable interest rates at that date.

                                                     Predetermined
                                                           Rate             Adjustable Rate
                                                     -------------          ---------------
Real estate loans:
  One- to four-family residential..................  $ 40,266,100            $15,821,994
  Multi-family residential.........................     2,693,632             11,144,039

Consumer loans:
  Loans secured by deposits........................       579,604                     --
  Home improvement and other.......................     7,740,680                     --
                                                     ------------            -----------
    Total..........................................  $ 51,280,016            $26,966,033
                                                     ============            ===========

         Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

         Loan Originations, Purchases and Sales. The following table sets forth information regarding the Bank's loan originations, purchases and sales during the periods indicated.

                                                          Year Ended June 30,
                                                      -------------------------
                                                       1997               1996
                                                      ------             ------
Loans originated:
  Real estate loans:
    One- to four-family residential...............  $   9,175,000      $  6,766,000
    Other mortgage loans..........................     11,579,200         3,928,000
  Consumer loans..................................      4,276,008         1,867,292
                                                    -------------      ------------
     Total loans originated.......................  $  25,030,208      $ 12,561,292
                                                    =============      ============

Loans purchased:
  Real estate loans...............................  $   1,305,000      $  4,555,000
                                                    =============      ============

Loans sold........................................  $   1,804,100      $    244,230
                                                    =============      ============

         The Bank has increased both its range of loan products offered and its loan origination efforts, including the addition of new consumer and commercial business loan offerings and an increased emphasis on the origination of such loans and commercial and multi-family real estate loans.

         The Bank has purchased loans from established and reputable loan originators from time to time to supplement the Bank's internally generated originations. Historically, substantially all of the Bank's loan purchases have been from large home builders, and a commercial and multi-family mortgage banker, with which the Bank has a long-standing relationship, and the Bank's experience with its purchased loans has been successful. In light of the expected continuation and expansion of the Bank's increased loan originations, management expects to reduce the Bank's loan purchasing activities in the future.

         The Bank has not sold substantial amounts of loans in the past. However, management expects the Bank to increase its origination of selected types of loans which do not meet the Bank's loan portfolio needs, such as long-term fixed-rate residential mortgage loans, for sale to investors, and it is expected that increases in such originations will result in increases in the Bank's loan sales.

         One- to Four-Family Residential Lending. Historically, the Bank's principal lending activity has been the origination of fifteen-year fixed-rate loans secured by first mortgages on existing single-family residences in the Bank's primary market area. The purchase price or appraised value of most of such residences generally has been between $50,000 and $200,000, with the Bank's loan amounts averaging approximately $52,300. At June 30, 1997, $62.3 million, or 60.9%, of the Bank's total loans were secured by one- to four-family residences, substantially all of which were existing, owner-occupied, single-family residences in the Bank's primary market area.

         While the Bank offers a variety of one- to four-family residential mortgage loans with fixed or adjustable interest rates and terms of up to 30 years, substantially all of the fixed rate loans retained in the Bank's portfolio have terms of 15 years or less. Despite the relatively low credit risks associated with the Bank's one- to four-family portfolio loans, due to the unfavorable yield and interest rate risks associated with such loans, management has shifted the Bank's one- to four-family residential lending emphasis away from the origination of such loans for the Bank's portfolio and toward the origination of such loans for sale, and management has revised the Bank's underwriting guidelines specifically to facilitate the sale of such loans without undue delay or expense. Currently, it is the Bank's policy to originate all one- to four-family residential loans in accordance with the Bank's underwriting guidelines and to sell all such originations promptly to investors, servicing released, though it is recognized that the Bank will continue to occasionally make nonconforming loans to be held in the Bank's portfolio. It is expected that management will continue these policies in the future, though, in order to increase the Bank's fee income, management may determine to retain the servicing on loans sold in the future as the Bank's loan servicing capacity grows.

         With respect to one- to four-family residential loans originated for retention in the Bank's portfolio, the Bank's lending policies generally limit the maximum loan-to-value ratio to 90% (with private mortgage insurance or other collateral for the amount over 80%) for owner-occupied properties and 80% for non-owner-occupied properties. Loans originated expressly for sale are originated in accordance with the lending policies and underwriting guidelines of the investor.

         From time to time, the Bank makes loans to individuals for construction of one- to four-family owner-occupied residences located in the Bank's primary market area, with such loans usually converting to permanent financing upon completion of construction. At June 30, 1997, the Bank's loan portfolio included $2,102,595 of loans secured by properties under construction, some of which were construction/permanent loans structured to become permanent loans upon the completion of construction and some of which were interim construction loans structured to be repaid in full upon completion of construction and receipt of permanent financing. The Bank also offers loans to qualified builders for the construction of one- to four-family residences located in the Bank's primary market area. Because such homes are intended for resale, such loans are generally not covered by permanent financing commitments by the Bank. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans are underwritten in accordance with the same requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to nine months, during which period the borrower may be required to make monthly payments. Borrowers must satisfy all credit requirements that would apply to the Bank's permanent mortgage loan financing prior to receiving construction financing for the subject property. Construction financing generally is considered to involve a higher degree of risk of loss than financing on existing properties. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's primary market area, by requiring the involvement of qualified builders, and by limiting the aggregate amount of outstanding construction loans.

         Commercial and Multi-Family Real Estate Lending. The Bank offers commercial and multi-family real estate loans in order to benefit from the higher origination fees and interest rates, as well as shorter terms to maturity, than could be obtained from single-family mortgage loans. The Bank has offered commercial and multi-family loans for years with many of such loans having been indirectly originated and underwritten by the Bank through a broker in the Memphis, Tennessee area with whom the Bank has had a long and successful relationship. It is anticipated that the Bank will continue to make loans through the broker in Memphis as opportunities arise, but management also has increased the Bank's emphasis on the direct origination of commercial and multi-family real estate loans, particularly in Central Arkansas, and has continued to expand these activities.

         Most of the Bank's commercial and multi-family real estate loans are secured by properties located in communities within Central Arkansas that have experienced significant growth in recent years, particularly communities in or near the greater Little Rock area. The Bank's acquisition of the former Heritage Bank, FSB, which was headquartered in Little Rock, resulted in the addition to the Bank's staff of a commercial and multi-family real estate loan origination specialist who works closely with borrowers and various members of the commercial real estate industry throughout central Arkansas. As opportunities for increased originations of such loans have increased, the Bank has been expanding its loan underwriting and servicing staff. All commercial and multi-family loans are reviewed and approved by the Bank's staff at the headquarters office in Camden prior to any funding or the issuance of any binding commitment by the Bank.

         The Bank's commercial and multi-family real estate loans may be secured by apartments, offices, warehouses, shopping centers and other income-producing multi-family and commercial properties. At June 30, 1997, the Bank had 163 of these loans, with an average loan balance of approximately $185,150. At that date, 65 of these loans totaling approximately $11.7 million were secured by properties outside central Arkansas, and none of these out-of-market loans was classified by management as substandard, doubtful or loss or designated by management as special mention. Management expects the Bank to continue making these out-of-market loans from time to time as opportunities arise.

         The following paragraphs set forth information regarding the Bank's commercial and multi-family real estate loans with outstanding balances exceeding $500,000 at June 30, 1997. None of these loans was classified by management as substandard, doubtful or loss or designated by management as special mention at that date. For information regarding the Bank's asset classification policies, see "Asset Classification, Allowances for Losses and Nonperforming Assets."

                  Outpatient Surgery Center in Conway, Arkansas. In November 1996, the Bank made a $1,662,300 loan secured by a 6,375 square foot medical office building and outpatient surgery center. At that time, an appraisal indicated a loan-to-value ratio of approximately 79%. The loan is being amortized over 20 years for the purpose of monthly payments of principal and interest, maturing in November 2016. The interest rate is adjustable each five years. At June 30, 1997, the outstanding balance was $1,637,670, and the loan was fully performing in accordance with its terms.

                  Shopping Center - Kiehl Plaza in Sherwood, Arkansas; Convenience Store - 1700 Airport Road in Hot Springs, Arkansas; BP Convenience Store in Conway, Arkansas. In November 1996, the Bank made a $1,300,000 loan secured by a shopping center and two convenience stores. At that time, the appraisals indicated a loan-to-value ratio of approximately 80%. The loan is being amortized over 20 years for the purpose of monthly payments of principal and interest, but the full balance of the loan will be due in November 2001. Shortly after origination, the Bank sold a 40% interest in this loan. At June 30, 1997, the outstanding balance of the Bank's 60% interest in this loan was $770,415, and the loan was fully performing in accordance with its terms.

                  Apartments in El Dorado, Arkansas. In August 1994, the Bank made a $720,000 loan secured by a 44 unit apartment building. At that time, an appraisal indicated a loan-to-value ratio of approximately 80%. The loan is being amortized over 15 years for the purpose of monthly payments of principal and interest, but the full balance of the loan will be due in August 1997. At June 30, 1997, the outstanding balance was $638,834, and the loan was fully performing in accordance with its terms.

                  Apartments in San Marcos, Texas. In February 1992, the Bank made a $750,000 loan secured by a 69 unit apartment building. This loan was made to facilitate the sale of the property, which had been acquired by the Bank following a default on a prior loan. At that time, an appraisal indicated a loan-to-value ratio of approximately 64%. The loan currently is being amortized over 15 years for the purpose of monthly payments of principal and interest, with the full balance of the loan due in March 2010. At June 30, 1997, the outstanding balance was $614,968, and the loan was fully performing in accordance with its terms.

                  Retail Center in Memphis, Tennessee. In July 1996, the Bank made a $560,000 loan secured by a 118,000 square foot retail center. At that time, an appraisal indicated a loan-to-value ratio of approximately 26%. The loan is being amortized over 15 years for the purpose of monthly payments of principal and interest, and the full balance of the loan will be due in August 2011. At June 30, 1997, the outstanding balance was $541,949, and the loan was fully performing in accordance with its terms.

                  Office Building in Memphis, Tennessee. In September 1996, the Bank made a $625,000 loan secured by a 30,000 square foot office building. At that time, an appraisal indicated a loan-to-value ratio of approximately 69%. The loan is being amortized over 20 years for the purpose of monthly payments of principal and interest, and the full balance of the loan will be due in September 2016. At June 30, 1997, the outstanding balance was $614,276, and the loan was fully performing in accordance with its terms.

                  Apartments in Conway, Arkansas. In July 1996, the Bank made a $600,000 loan secured by a 20 unit apartment building. At that time, an appraisal indicated a loan-to-value ratio of approximately 65%. The loan is being amortized over 20 years for the purpose of monthly payments of principal and interest, and the full balance of the loan will be due in September 2002. At June 30, 1997, the loan was fully performing in accordance with its terms.

                  Apartments in Conway, Arkansas. In October 1996, the Bank made a $665,000 loan secured by another 20-unit apartment building in the above apartment project. At that time, an appraisal indicated a loan-to-value ratio of approximately 73%. The loan is being amortized over 20 years for the purpose of monthly payments of principal and interest, and the full balance of the loan will be due in September 2002. At June 30, 1997, the loan was fully performing in accordance with its terms.

                  Retail Store in Fordyce, Arkansas. In January 1992, the Bank made a $650,000 loan secured by a 32,500 square foot retail store. At that time, an appraisal indicated a loan-to-value ratio of approximately 73%. The loan currently is being amortized over 5 years for the purpose of monthly payments of principal and interest, with the full balance of the loan due in February 2000. At June 30, 1997, the outstanding balance was $503,631, and the loan was fully performing in accordance with its terms.

                  Nursing Home in Little Rock, Arkansas. In January 1997, the Bank made a $1,000,000 loan secured by a 105-bed nursing home. At that time, an appraisal indicated a loan-to-value ratio of approximately 50%. The loan is being amortized over 12 years for the purpose of monthly payments of principal and interest, and the full balance of the loan will be due in January 2000. Shortly after origination, the Bank sold a 50% interest in this loan. At June 30, 1997, the outstanding balance of the Bank's 50% interest in this loan was $489,856 and the loan was fully performing in accordance with its terms.

                  Nursing Homes in Pine Bluff, Arkansas. In May 1997, the Bank made a $1,900,000 loan secured by two nursing homes with 167 total beds. At that time, an appraisal indicated a loan-to-value ratio of approximately 75%. The loan is being amortized over 10 years for the purpose of monthly payments of principal and interest, and the full balance of the loan will be due in June 2000. Shortly after origination, the Bank sold a 45% interest in this loan. At June 30, 1997, the outstanding balance of the Bank's 55% interest in this loan was $1,045,000, and the loan was fully performing in accordance with its terms.

         In addition, at June 30, 1997 the Bank had $21.7 million in 51 commercial and multi-family real estate loans with outstanding balances exceeding $200,000, only one of which was adversely classified or designated by management. For additional information, see "Asset Classification, Allowances for Losses and Nonperforming Assets" below.

         The Bank's commercial and multi-family real estate loans generally are limited to loans not exceeding $1,750,000 on properties located either in Central Arkansas or other areas selected by management and approved by the Board of Directors, with terms of up to 20 years and loan-to-value ratios of up to 80%. Interest rates may be fixed for up to five years, after which period the rate may adjust or the loan may become due.

         Commercial and multi-family real estate lending entails significant additional risks compared with one- to four-family residential lending. For example, commercial and multi-family real estate loans typically involve large loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the real estate project, and these risks can be significantly impacted by supply and demand conditions in the market for multi-family residential units and commercial office, retail and warehouse space. These risks may be higher with respect to loans secured by properties outside the Bank's primary market area or outside the Bank's most historically active lending areas. The Bank's recent and planned increases in commercial and multi-family lending also introduce additional risk as demands on the Bank's loan origination and administration increase and as the Bank's aggregate exposure to these types of loans increases.

         The aggregate amount of loans which federally chartered savings institutions may make on the security of liens on commercial real estate generally may not exceed 400% of the institution's capital.

         Consumer Lending. Historically, the Bank's consumer loans have primarily consisted of loans secured by deposits at the Bank and home improvement loans secured by first or second mortgages on single-family residences in the Bank's primary market area. These loans totaled approximately $2.4 million and $4.1 million, respectively, at June 30, 1997. The Bank has recently expanded its consumer loan offerings to include a full variety of such loans, with a particular emphasis on loans secured by new and used automobiles and other vehicles, including boats. These vehicle loans increased from approximately $787,000 at June 30, 1996 to $2.4 million at June 30, 1997. Management plans to continue the expansion of the Bank's consumer lending activities in the future as part of management's plan to provide a wider range of financial services to the Bank's customers while increasing the Bank's portfolio yields and improving its asset/liability management.

         The Bank makes savings account loans for up to 100% of the balance of the account. The interest rate on these loans typically is fixed at least two percentage points above the rate paid on a deposit at the Bank or four percentage points above the rate paid on a deposit at another institution, with the maturity and payment frequency matched to the terms of the deposit. The account must be pledged as collateral to secure the loan.

         The Bank makes home improvement loans secured by the borrower's residence. These loans, combined with any higher priority mortgage loan, which usually is from the Bank, generally are limited to 90% of the appraised value of the residence. Home improvement loans generally have fixed interest rates and terms of up to ten years.

         The Bank's new and used automobile loans generally are underwritten in amounts up to 90% of the purchase price, dealer cost or the loan value as published by the National Automobile Dealers Association or the "Black Book." The terms of such loans generally do not exceed 60 months, with loans for older used cars underwritten for shorter terms. The Bank requires that the vehicles be insured and that the Bank be listed as loss payee on the insurance policy.
The Bank offers floor plan loans to selected dealers on a case by case basis.

         Consumer loans generally involve more risk than first mortgage loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against the Bank, and a borrower may be able to assert against the Bank claims and defenses which it has against the seller of the underlying collateral. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral. The Bank's recent and planned increases in consumer lending also introduce additional risk as demands on the Bank's loan origination and administration increase and as the Bank's aggregate exposure to these types of loans increases.

         Commercial Business Lending. Before the acquisition of the former Heritage Bank, FSB, the Bank did not offer commercial business loans, except on a limited basis in modest amounts as an accommodation to customers of the Bank. Upon the acquisition, the Bank acquired approximately $768,000 of commercial business loans, and since then the Bank has been expanding its commercial business offerings and increasing its loan origination efforts. The Bank currently offers, or plans to offer, working capital loans, accounts receivable loans, floor plan loans to dealers of automobiles, and business equipment loans, and the Bank has recently added to its staff an additional loan officer with extensive experience originating and servicing indirect automobile loans. At June 30, 1997, the Bank's commercial business loans totaled $2.1 million and primarily consisted of automobile dealer floor plan loans and equipment loans. At that date, the Bank had one commercial business loan with an outstanding balance or loan commitment exceeding $300,000. The loan consisted of a floor plan lending arrangement dating back to August 1996 and begun by the former Heritage Bank, FSB. The loan is secured by used automobiles at a dealership in Monticello, Arkansas. The loan requires regular payments of interest, and the Bank requires principal paydowns as vehicles are sold and periodically in accordance with specified repayment schedules. At June 30, 1997, the Bank had committed to lend up to $500,000, the outstanding balance was $280,614, the loan was fully performing in accordance with its terms, and the loan was not adversely classified or designated by management.

         Commercial business loans generally involve more risk than single family residential loans. In underwriting commercial business loans, The Bank considers the obligor's credit history, an analysis of the obligor's income, expenses and ability to repay the obligation and the value of the collateral.

         Loan Solicitation and Processing. The Bank's loan originations are derived from a number of sources, including referrals by realtors, builders, depositors, borrowers and mortgage brokers, as well as walk in customers. The Bank's solicitation programs consist of calls by the Bank's officers, branch managers and other responsible employees to local realtors and builders and advertisements in local newspapers and billboards and radio broadcasts. Real estate loans are originated by the Bank's staff loan officers as well as the Bank's branch managers and executive officers, none of whom receives commissions for loan originations. Loan applications are accepted at each of the Bank's offices and, depending on the loan type and amount, may be processed and underwritten at the originating office or forwarded to the main office.

         Upon receipt of a loan application from a prospective borrower, the Bank's staff preliminarily reviews the information provided and makes an initial determination regarding the qualification of the borrower. If not disapproved, the application then is placed in processing, and a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. It is the Bank's policy to obtain an appraisal of the real estate intended to secure a proposed mortgage loan from independent fee appraisers. It is the Bank's policy to obtain personal guarantees from the principals on all loans. Except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made.

         It is the Bank's policy to record a lien on the real estate securing the loan and to obtain a title insurance policy which insures that the property is free of prior encumbrances. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a designated flood plain, paid flood insurance policies. Most borrowers are also required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes.

         The Board of Directors has the overall responsibility and authority for general supervision of the Bank's loan policies. The Board has established written lending policies for the Bank. The Bank's officers and loan committee approve loans up to specified limits above which the approval of the Board may be required. Loan applicants are promptly notified of the decision of the Bank. It has been management's experience that substantially all approved loans are funded.

         Interest Rates and Loan Fees. Interest rates charged by the Bank on mortgage loans are primarily determined by competitive loan rates offered in its primary market area and the Bank's minimum yield requirements. Mortgage loan rates reflect factors such as prevailing market interest rate levels, the supply of money available to the savings industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the federal government, including the Federal Reserve Board, the general supply of money in the economy, tax policies and governmental budget matters.

         The Bank receives fees in connection with loan commitments and originations, loan modifications, late payments and changes of property ownership and for miscellaneous services related to its loans. Loan origination fees are calculated as a percentage of the loan principal. The Bank typically receives fees of up to one point (one point being equivalent to 1% of the principal amount of the loan) in connection with the origination of mortgage loans. The excess, if any, of loan origination fees over direct loan origination expenses is deferred and accreted into income over the contractual life of the loan using the interest method. If a loan is prepaid, refinanced or sold, all remaining deferred fees with respect to such loan are taken into income at such time.

         Collection Policies. When a borrower fails to make a payment on a loan, the Bank generally takes prompt steps to have the delinquency cured and the loan restored to current status. Once the payment grace period has expired (in most instances 15 days after the due date), a late notice is mailed to the borrower, and a late charge is imposed, if applicable. If payment is not promptly received, a second notice is sent 15 days after the expiration of the grace period. If the loan becomes 30 days delinquent, the borrower is contacted, and efforts are made to formulate an affirmative plan to cure the delinquency. If a loan becomes 60 days delinquent, the loan is reviewed by the Bank's management, and if payment is not made, management may pursue foreclosure or other appropriate action. If a loan remains delinquent 90 days or more, the Bank generally initiates foreclosure proceedings.

         Asset Classification, Allowances for Losses and Nonperforming Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, an institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with an institution's classifications. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director.

         Management regularly reviews the Bank's assets to determine whether assets require classification or reclassification, and the Board of Directors reviews and approves all classifications. Following the Bank's acquisition of the former Heritage Bank, FSB, and in light of management's intention of increasing the Bank's emphasis on originating more commercial and multi-family real estate loans and consumer and commercial business loans, in August 1996 the Bank retained a consultant with extensive commercial banking experience in both executive and advisory capacities, both to perform a detailed initial evaluation of the Bank's loan portfolio and on an ongoing basis to assist management in planning and implementing these changes in the Bank's lending activities. The Bank also recently hired a staff loan analyst, whose responsibilities include assisting with monitoring the Bank's loan portfolio quality. The Bank also recently hired a staff loan analyst, whose responsibilities include assisting with monitoring the Bank's loan portfolio quality. As of June 30, 1997, the Bank had approximately $3,000 assets classified as loss, $41,000 of assets classified as doubtful, $3.5 million of assets classified as substandard and $678,000 of assets designated as special mention. The Bank's total adversely classified or designated assets represented approximately 2.1% of the Bank's total assets and 14.6% of the Bank's tangible regulatory capital at June 30, 1997. At that date, substantially all of the Bank's adversely classified or designated assets were one- to four-family residences in the Bank's primary market area, and none of such assets was in excess of $100,000, except for the following six loans totaling $1,263,830:

- Two of these loans were secured by interests in a partnership that owns and operates a strip shopping center in Little Rock, Arkansas, and were classified due to concerns about the borrowers' ability to repay the loan.
- Loan secured by commercial real estate in Camden, Arkansas classified due to insufficient cash flow and concerns about borrower's ability to repay the debt.
- Loan secured by a house built for speculative sale in Little Rock, Arkansas market: classified as a result of litigtion (Litigation has since been resolved and debt has been paid in full from sale proceeds of the house).
- Agriculture loan classified due to insufficient collateral and concerns about borrower's ability to repay the debt.
- Loan secured by a single family residence located out of market having a extraordinarily slow payment history.

At June 30, 1997, management did not expect the Bank to incur any loss in excess of attributable existing reserves on any of the Bank's adversely classified or designated assets.

         In extending credit, the Bank recognizes that losses will occur and that the risk of loss will vary with, among other things, the type of credit being extended, the creditworthiness of the obligor over the term of the obligation, general economic conditions and, in the case of a secured obligation, the quality of the security. It is management's policy to maintain adequate allowances for losses based on management's assessment of the Bank's loan portfolio. The Bank increases its allowance for losses by charging provisions for losses against the Bank's income. Federal examiners may disagree with an institution's allowance for losses.

         The Bank's methodology for establishing the allowance for losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of the Bank's assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a regular basis based on an assessment of risk in the Bank's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value or net realizable value of the security. At the date of foreclosure or other repossession or at the date the Bank determines a property is an "in-substance foreclosed" property, the Bank transfers the property to real estate acquired in settlement of loans at the lower of cost or fair value. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through an appraisal at the time of foreclosure. At June 30, 1997, the Bank held no properties acquired in settlement of loans for which market values were unavailable. Any amount of cost in excess of fair value is charged-off against the allowance for loan losses. The Bank records an allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to acquisition, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded.

         The banking regulatory agencies, including the OTS, have adopted a policy statement regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for checking the reasonableness of an institution's allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Examiners will review an institution's allowance for loan losses and compare it against the sum of (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified as substandard; and (iii) for the portions of the portfolio that have not been classified (including those loans designated as special mention), estimated credit losses over the upcoming twelve months given the facts and circumstances as of the evaluation date. This amount is considered neither a "floor" nor a "safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management's policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

         Management actively monitors the Bank's asset quality and charges off loans and properties acquired in settlement of loans against the allowances for losses on such loans and such properties when appropriate and provides specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

         During the year ended June 30, 1997, in light of the Bank's comprehensive loan portfolio review and reevaluation, the Bank made additional provisions for loan losses totalling $221,671, bringing the total reserve for losses on loans to $1.5 million, or 1.5% of gross loans. The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                           Year Ended June 30,
                                                       -------------------------
                                                        1997               1996
                                                       -------            ------
Balance at beginning of period.....................  $   1,283,234      $    728,491
                                                     -------------      ------------

Loans charged-off:
  Real estate mortgage:
    One- to four-family residential................         11,317            12,130
    Other mortgage loans...........................             --                --
  Consumer.........................................         11,668                --
                                                     -------------      ------------
Total charge-offs..................................         22,985            12,130
                                                     -------------      ------------

Recoveries:
  Real estate mortgage:
    One- to four-family residential................          6,333               250
    Other mortgage loans...........................             --                --
  Consumer.........................................          4,220                --
                                                     -------------      ------------
Total recoveries...................................         10,553               250
                                                     -------------      ------------

Net loans charged-off..............................         12,432            11,880
                                                     -------------      ------------

Acquisition of subsidiary..........................             --           524,140
Provision for loan losses..........................        221,671            42,483
                                                     -------------      ------------

Balance at end of period...........................  $   1,492,473      $  1,283,234
                                                     =============      ============

Ratio of net charge-offs to average
  loans outstanding during the period..............           .024%            0.018%
                                                     =============      ============


         The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                             June 30,
                                                     ------------------------------------------------------
                                                                    1997                     1996
                                                     --------------------------  --------------------------
                                                                     Percent                      Percent
                                                                     of Loans                     of Loans
                                                                    in Category                 in Category
                                                                     to Total                     to Total
                                                     Amount           Loans       Amount           Loans
                                                    --------       ------------   -------      -------------
Allocated to:
  Real estate loans:
    One- to four-family residential................  $   954,093    60.90%        $   935,354      71.66%
    Multi-family and non-residential
      loans........................................      296,018    27.05             278,650      23.61
  Consumer loans:..................................       67,700    10.00              17,635       3.72
    Commercial.....................................       81,250     2.05                  --       1.01
    Unallocated....................................       93,412       --              51,595         --
                                                     -----------   ------         -----------    -------
         Total.....................................  $ 1,492,473   100.00%        $ 1,283,234     100.00%
                                                     ===========   ======         ===========     ======

         In addition to its allowance for loan losses, the Bank maintains an allowance for losses on real estate acquired in settlement of loans, including in-substance foreclosures. This allowance is established to cover losses on such properties. At June 30, 1997, the Bank had such an allowance in the amount of approximately $28,287.

         Numerous financial institutions throughout the United States have incurred losses due to significant increases in loss provisions and charge-offs resulting largely from higher levels of loan delinquencies and foreclosures. Depressed real estate market conditions have adversely affected the economies of various regions and have had a severe impact on the financial condition and businesses of many of the financial institutions doing business in these areas. Moreover, the Bank's increasing emphasis on the origination of commercial and multi-family loans and consumer and commercial business loans may increase the Bank's risk of corresponding increases in loan loss provisions and charge-offs. Finally, as a result of declines in real estate market values and significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of examinations of such institutions by the FDIC, OTS or other federal or state regulators. Results of examinations indicate that these regulators may be applying more conservative criteria in evaluating real estate market values, requiring significantly increased provisions for losses on loans and real estate acquired in settlement of such loans. While management believes the Bank has established its existing loss allowances in accordance with generally accepted accounting principles, there can be no guaranty or assurance that such reserves are, or in the future will be, adequate to absorb all loan losses or that regulators, in reviewing the Bank's assets, will not make the Bank increase its loss allowance, thereby negatively affecting the Bank's reported financial condition and results of operations.

         The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. For information regarding the Bank's interest accrual practices, see the Notes to Consolidated Financial Statements.


                                                                          At June 30,
                                                                ------------------------------
                                                                   1997               1996
                                                                -----------        -----------
Loans accounted for on a nonaccrual basis: /1/
  Real estate:
    One- to four-family residential...........................  $   133,386        $   166,228
    Other mortgage loans......................................           --                 --
  Consumer....................................................           --                 --
                                                                -----------        -----------
    Total.....................................................  $   133,386        $   166,228
                                                                ===========        ===========

Accruing loans which are contractually past due 90 days or more:
  Real estate:
    One- to four-family residential...........................  $   323,478        $   725,487
    Other mortgage loans......................................           --                 --
  Consumer loans..............................................       56,904            127,142
                                                                -----------        -----------
    Total.....................................................  $   380,382        $   852,629
                                                                ===========        ===========

    Total nonperforming loans.................................  $   513,768        $ 1,018,857
                                                                ===========        ===========

Percentage of total loans.....................................          .50%              1.21%
                                                                ===========        ===========
Other nonperforming assets /2/................................  $    65,005        $   168,206
                                                                ===========        ===========
Loans modified in troubled debt restructurings................  $   281,441        $   298,195
                                                                ===========        ===========


/1/ Designated nonaccrual loan payments received applied first to contractual principal; interest income recognized when contractually current.

/2/    Other nonperforming assets includes foreclosed real estate.

         During the years ended June 30, 1997 and 1996, gross interest income of $12,177 and $7,718, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the respective periods. Interest on such loans included in income during such respective periods amounted to $17,689 and $2,604, respectively.

         At June 30, 1997, management had identified approximately $4.22 million of loans which amount is not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms, all of which was included in the Bank's adversely classified or designated asset amounts at that date. Of this aggregate amount, $2.9 million was attributable to 126 one- to four-family residential loans, and $1.3 million was attributable to 11 commercial or multi-family real estate loans. At June 30, 1997, management did not expect the Bank to incur any loss in excess of attributable existing reserves on any of the Bank's assets.

Investment Activities

         General. The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Dallas, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. It may also invest, subject to certain limitations, in commercial paper rated in one of the two highest investment rating categories of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings banks are required to maintain. See "Regulation -- Regulation of the Banks -- Liquidity Requirements" below.

         The Bank makes investments in order to maintain the levels of liquid assets required by regulatory authorities and manage cash flow, diversify its assets, obtain yield and, under prior federal income tax law, satisfy certain requirements for favorable tax treatment. The investment activities of the Bank consist primarily of investments in mortgage-backed securities and other investment securities, consisting primarily of securities issued or guaranteed by the U.S. government or agencies thereof. Typical investments include federally sponsored agency mortgage pass-through and federally sponsored agency and mortgage-related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank's investment policy. The Bank performs analyses on mortgage-related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Securities purchases are approved by the Bank's Investment Committee, and the Board of Directors reviews all securities transactions on a monthly basis.

         Securities designated as "held to maturity" are those assets which the Bank has the ability and intent to hold to maturity. The held to maturity investment portfolio is carried at amortized cost. Securities designated as "available for sale" are those assets which the Bank might not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in equity.

         Mortgage-backed securities typically represent an interest in a pool of fixed-rate or adjustable-rate mortgage loans, the principal and interest payments on which are passed from the mortgage borrowers to investors such as the Bank. Mortgage-backed security sponsors may be private companies or quasi-governmental agencies such as FHLMC, FNMA and GNMA, which guarantee the payment of principal and interest to investors. Mortgage-backed securities can represent a proportionate participation interest in a pool of loans or, alternatively, an obligation to repay a specified amount secured by a pool of loans (commonly referred to as a "collateralized mortgage obligation," or "CMO"). Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the credit enhancements that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. The Bank's mortgage-backed securities portfolio primarily consists of seasoned securities either issued by a one of the quasi-governmental agencies or rated in one of the top two categories by a recognized rating organization.

         All of the Bank's privately issued securities were rated "AA" or higher by a nationally recognized credit rating agency at the time of purchase. Management regularly monitors the ratings of the Bank's privately issued holdings by reference to nationally published rating medium and by communication with the issuer where necessary. At June 30, 1997, no privately issued securities had been downgraded from their original rating, except during fiscal 1997 the Bank was notified of a downgrade in the rating of one of its private issue obligations. The security is a Citicorp Mortgage, Inc. REMIC pass-thru certificate. The downgrade reflected deterioration in the performance of the mortgage pools underlying the security. At June 30, 1997, the Class A Certificate holders had suffered no interest losses but had suffered $625,223 in principle losses. The Bank's balance of this security at that date was $871,312, which represented 1.36% of the total outstanding pool of $64,244,942. The credit enhancement available to Class A certificate holders was $2,901,490 at June 30, 1997. As long as this amount is positive, no significant loss to the Bank, if any, is anticipated. The Bank's privately issued securities have been primarily collateralized mortgage obligations (CMOs). At June 30, 1997, all of these securities had adjustable interest rates with a weighted average yield of 6.66% and a weighted average term to maturity of 24 years. The carrying value of the privately issued securities was $32.1 million, or 60.1% of mortgage-backed securities at that date. None of the privately issued securities is insured or guaranteed by FHLMC or FNMA.

         The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accredited over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

         The following table sets forth information regarding carrying values of the Bank's investment securities at the dates indicated.

                                                                         At June 30,
                                                                ------------------------------
                                                                   1997               1996
                                                                ------------      ------------
Securities available for sale:
   U.S. government and agencies...............................  $ 16,155,955      $  5,279,625
   Collateralized mortgage obligations........................     6,171,341         9,034,604
   Other mortgage-backed securities...........................    13,919,065         3,120,595
                                                                ------------      ------------
                                                                $ 36,246,161      $ 17,434,824
                                                                ============      ============

Securities held to maturity:
   U.S. government and agencies...............................  $         --      $         --
   Collateralized mortgage obligations........................            --                --
   Other mortgage-backed securities...........................    35,869,295        45,212,891
                                                                ------------      ------------

      Total...................................................  $ 72,115,456      $ 62,647,715
                                                                ============      ============


     The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Bank's investment portfolio at June 30, 1997.

                                     One Year or Less      One to Five Years       Five to Ten Years        More than Ten Years
                                    ------------------    -------------------     -------------------     ---------------------
                                    Carrying   Average    Carrying     Average    Carrying     Average    Carrying    Average
                                     Value      Yield       Value      Yield        Value      Yield        Value      Yield
                                    -------    -------     -------    -------      -------    -------      ------     ------
Securities available for sale:
   U.S. government and agencies...  $ 1,503,866  6.09%     $12,647,279   6.78%    $2,004,610    7.05%    $        --      --%
   Collateralized mortgage
      obligations.................           --    --               --     --             --      --       6,270,999    6.43
   Other mortgage-backed securities          --    --        2,197,535   7.54      5,483,501    7.07       6,238,029    7.30
                                    -----------            -----------            ----------             -----------
                                      1,503,866  6.09       14,844,814   6.90      7,488,111    7.06      12,509,028    6.86
Securities held to maturity:

  U.S. government agencies........           --     --              --     --             --      --              --      --
  Collateralized mortgage
    obligations...................           --     --              --     --             --      --              --      --
  Mortgage-backed securities......           --     --         703,741   9.08      1,456,595    9.29      33,708,959    6.73
                                    -----------            -----------            ----------             -----------
      Total.......................  $ 1,503,866   6.09     $15,548,555   7.00     $8,944,706    7.42     $46,217,987    6.77
                                    ===========            ===========            ==========             ===========

                                        Total Investment Portfolio
                                      ---------------------------------
                                      Carrying       Market     Average
                                        Value        Value      Yield
                                       -------       -----      ------
Securities available for sale:
   U.S. government and agencies...  $16,155,755  $ 16,155,755    6.45%
   Collateralized mortgage
      obligations.................    6,270,999     6,270,999    6.43
   Other mortgage-backed securities  13,919,065    13,919,065    7.20
                                    -----------    ----------
                                     36,345,819    36,345,819    6.86

Securities held to maturity:

  U.S. government agencies........           --            --      --
  Collateralized mortgage
    obligations...................           --            --      --
   Mortgage-backed securities.....   35,869,295    36,194,350    6.81
                                    -----------    ----------
      Total.......................  $72,215,114   $72,540,169    6.84
                                    ===========   ===========

Deposit Activity and Other Sources of Funds

         General. Deposits are the primary source of the Bank's funds for lending, investment activities and general operational purposes. While the Bank, like most independent savings institutions, historically has relied on certificates of deposit for a substantial portion of its deposits, management has recently shifted the Bank's deposit gathering emphasis away from certificates of deposit and toward transaction accounts with more favorable interest costs, interest rate risk characteristics and opportunities for the Bank to perform valued customer services that generate additional fee income, and it is expected that management will continue this trend in the future. In addition to deposits, the Bank derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. The Bank has access to borrow advances from the FHLB of Dallas, which the Bank uses from time to time.

         Deposits. The Bank attracts deposits principally from within its primary market area by offering competitive rates on its deposit instruments, including money market accounts, passbook savings accounts, Individual Retirement Accounts and certificates of deposit which range in maturity from 90 days to three years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by the Bank on a periodic basis. In determining the characteristics of its deposit accounts, the Bank considers the rates offered by competing institutions, lending and liquidity requirements, growth goals and federal regulations. The Bank does not accept brokered deposits or pay negotiated rates for jumbo deposits.

         The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Bank seeks to meet customers' needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of the Bank's depositors are Arkansas residents who reside in the Bank's primary market area.

     Savings deposits in the Bank at June 30, 1997 were represented by the various types of savings programs listed below.


Interest       Minimum                                                    Minimum                     Percentage of
 Rate /1/        Term                     Category                         Amount         Balances    Total Deposits
--------       --------                   --------                        --------     -------------- --------------
                                    Demand Deposits

 2.76%         None                 NOW accounts                          $    500     $  9,406,397        6.22%
 4.09          None                 Money market deposits                    2,500       17,807,493       11.78
                                                                                       ------------     -------
                                      Total Demand Deposits                            $ 27,213,890       18.00

 3.04          None                 Savings deposits-passbook                             8,441,845        5.50

                                    Certificates of Deposit

 4.13          3 months or less     Fixed-term, fixed-rate                   1,000        1,558,705        1.03
 5.27          6 months             Fixed-term, fixed-rate                   1,000       33,602,568       22.22
 5.39          12 months            Fixed-term, fixed-rate                   1,000       42,381,305       28.04
 5.77          15-72 months         Fixed-term, fixed-rate                   1,000       38,010,450       25.13
                                                                                       ------------     -------
 5.63                                 Total certificates of deposit                     115,553,028       76.42
                                                                                       ------------     -------
 5.12                                    Total deposits                                $151,208,763      100.00%
                                                                                       ============      ======

-------------
/1/       Represents weighted average interest rate.

         The following table sets forth information regarding average deposit balances and rates during the periods presented.

                                                                            June 30,
                                                     ----------------------------------------------------
                                                              1997                        1996
                                                     ------------------------    ------------------------
                                                     Average        Average         Average      Average
                                                     Balance         Rate           Balance        Rate
                                                    ------------    ---------     -------------  ---------
NOW accounts......................................  $  5,858,963      3.07%       $   4,387,731      2.92%
Money market deposits.............................    18,333,058      4.23           13,777,197      3.94
Savings deposits - passbook.......................     7,792,066      3.02            6,632,913      3.71
Certificates of deposit...........................   116,980,504      5.42           95,231,454      5.66
                                                    ------------                  -------------
    Total.........................................  $148,964,591      5.05        $ 120,029,295      5.26
                                                    ============                  =============


         The following table sets forth information regarding changes in dollar amounts of deposits in various types of accounts offered by the Bank between the dates indicated.

                                                                     Increase
                                       Balance at                   (Decrease)        Balance at
                                        June 30,        % of       from June 30,       June 30,        % of
                                          1997        Deposits         1996              1996        Deposits
                                       ----------     --------    --------------      ----------     --------
NOW accounts........................  $  9,406,397      6.22%     $ 2,737,862       $   6,668,535      4.57%
Money market deposits...............    17,807,493     11.78        2,315,902          15,491,591     10.62
Savings deposits - passbook              8,441,845      5.58          413,690           8,028,155      5.50
Certificates of deposits............   115,553,028     76.42         (177,942)        115,730,970     79.31
                                      ------------    ------      -----------       -------------    ------
                                      $151,208,763    100.00%     $ 5,289,512       $ 145,919,251    100.00%
                                      ============    ======      ===========       =============    ======

         The following table sets forth information regarding time deposits classified by rates at the dates indicated.


                                                                         At June 30,
                                                               -------------------------------
                                                                   1997               1996
                                                               -------------     -------------
 2.00 -  3.99%...............................................  $          --     $          --
 4.00 -  5.99%...............................................     99,606,159        75,847,271
 6.00 -  7.99%...............................................     15,946,869        39,883,699
 8.00 -  9.99%...............................................             --                --
                                                               -------------     -------------
                                                               $ 115,553,028     $ 115,730,970
                                                               =============     =============

         The following table sets forth information regarding amounts and maturities of time deposits at June 30, 1997.

                                                         Amount Due
                                  --------------------------------------------------------
                                  Less Than                                        After
Rate                              One Year        1-2 Years        2-3 Years       3 Years         Total
----                              --------        ---------        ---------       -------         -----
 4.00 -  5.99%.................   $ 4,923,824     $48,797,581    $ 1,570,754     $       --    $  99,606,519
 6.00 -  7.99%.................     4,419,330      11,521,177          6,632             --       15,947,139
                                  -----------     -----------    -----------     ----------    -------------
                                  $53,657,154     $60,318,758    $ 1,577,116     $       --    $ 115,553,658
                                  ===========     ===========    ===========     ==========    =============

         The following table sets forth information regarding amounts of certificates of deposit of $100,000 or more by time remaining until maturity at June 30, 1997.


                                                                         Certificates
                            Maturity Period                               of Deposit
                            ---------------                              ------------
                            Three months or less.......................  $         --
                            Over three through six months..............     2,957,579
                            Over six through 12 months.................     3,929,943
                            Over 12 months.............................     2,486,229
                                                                         ------------
                                Total..................................  $  9,373,751
                                                                         ============

         The following table sets forth information regarding savings activities of the Bank for the periods indicated.


                                                                      Year Ended June 30,
                                                               ---------------------------------
                                                                   1997               1996
                                                               --------------      -------------
Deposits....................................................   $  142,004,936      $  93,529,413
Withdrawals.................................................     (144,249,869)       (91,037,454)
Net increase (decrease) before
  interest credited.........................................               --          2,491,959
Subsidiary acquisition......................................               --         25,101,788
Interest credited...........................................        7,534,445          6,314,641
                                                               --------------      -------------
    Net increase (decrease) in savings
      deposits..............................................   $    5,289,512      $  33,908,388
                                                               ==============      =============

         Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Dallas to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Dallas functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Dallas and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLB of Dallas are secured by the Bank's stock in the FHLB of Dallas and first mortgage loans.

         The following tables set forth certain information regarding short-term borrowings by the Bank for the periods indicated. Averages are based on monthly balances.

                                                                      Year Ended June 30,
                                                                -------------------------------
                                                                   1997               1996
                                                                -------------      ------------
Amounts outstanding at end of period:
  FHLB advances...............................................  $  10,000,000      $ 10,000,000

Maximum amount of borrowings outstanding at any month end:
  FHLB advances...............................................  $  12,500,000      $ 10,000,000

Approximate average short-term borrowings outstanding with respect to:
  FHLB advances...............................................  $  10,208,333      $  7,500,000


Subsidiary Activities

         As federally chartered savings banks, the Bank and its separate subsidiary savings bank, are each permitted to invest an amount equal to 2% of its assets in non-savings institution service corporation subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 1997 on a consolidated basis the Bank was authorized to invest up to approximately $6,010,973 in the stock of or loans to such subsidiaries, including the additional 1% investment for community inner-city and community development purposes. The Bank has one subsidiary service corporation, HCB Properties, Inc., which was formed in August 1996 to hold certain properties acquired by the Bank for possible future expansion, because the properties are larger than the Bank's anticipated expansion needs, and it is expected that portions of the properties eventually will be sold. At June 30, 1997, the Bank's aggregate investment in, and loans to, the subsidiary service corporation totalled $1,307,000, all of which was subject to exclusion from the Bank's regulatory capital under applicable legal requirements (see "Regulation of the Banks -- Regulatory Capital Requirements").

Regulation of the Banks

         General. As federally chartered savings institutions, each of the Bank and its savings bank subsidiary (collectively, the "Banks") is subject to extensive regulation by the OTS and the FDIC and to OTS regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The OTS periodically examines the Banks for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of the Banks because their deposits are insured by the SAIF. The Banks must file reports with the OTS describing their activities and financial condition and also are subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. See also "Proposed Legislative and Regulatory Changes."

         Federal Home Loan Bank System. The Banks are members of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As members of the FHLB of Dallas, the Banks are required to acquire and hold shares of capital stock in the FHLB of Dallas in an amount at least equal to 1% of the aggregate unpaid principal of their home mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of their advances (borrowings) from the FHLB of Dallas, whichever is greater.

         The FHLB of Dallas serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB of Dallas. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At June 30, 1997, the Banks had $10 million in advances outstanding with the FHLB of Dallas. See " -- Deposit Activity and Other Sources of Funds -- Borrowings."

         Liquidity Requirements. The Banks are required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of the United States and states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt and mortgage loans and mortgage-related securities with less that one year to maturity or subject to pre-arranged sale within one year) equal to the monthly average of not less than a specified percentage (currently 5%) of their net withdrawable savings deposits plus short-term borrowings. The Banks are also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of their net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average ratios of liquid assets and short-term liquid assets of the Banks for June 1997 were 68.11% and 26.23%, respectively.

         Qualified Thrift Lender Test. The Banks are subject to OTS regulations which use the concept of a Qualified Thrift Lender to determine eligibility for Federal Home Loan Bank advances and for certain other purposes. To qualify as a Qualified Thrift Lender, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined to include total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, and educational, small business and credit card loans, (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, and (iii) stock issued by a Federal Home Loan Bank. Subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. To be qualified as a Qualified Thrift Lender, a savings institution must maintain its status as a Qualified Thrift Lender for nine out of every 12 months. Failure to qualify as a Qualified Thrift Lender results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the Federal Home Loan Bank System. Upon failure to qualify as a Qualified Thrift Lender for two years, a savings institution must convert to a commercial bank in excess of the required percentage.

         At June 30, 1997, approximately 68.11% and 83.18% of the Banks' respective portfolio assets were invested in Qualified Thrift Investments.

         Regulatory Capital Requirements. Under OTS capital standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on institutions that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated CAMELS 1 under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definition as core capital. See " -- Prompt Corrective Regulatory Action." Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of an institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets with only a limited exception for purchased mortgage servicing rights.

         Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and depository institutions or their holding companies). As of June 30, 1997, the Banks had approximately $1,307,000 and zero, respectively, of investments in, or extensions of credit to, non-includible subsidiaries.

         Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles, increased by certain goodwill amounts and by a pro rated portion of the assets of unconsolidated includible subsidiaries in which the institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the savings institution's investments in unconsolidated includible subsidiaries, and, for purposes of the core capital requirement, qualifying supervisory goodwill.

         In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the institution's general loan loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and, by the amount of the savings institution's high loan-to-value ratio land loans, non-residential construction loans and equity investments other than those deducted from core and tangible capital. At June 30, 1997, the Banks had no high ratio land or non-residential construction loans and no equity investments for which OTS regulations require a deduction from total capital.

         The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% and average annual occupancy rates of at least 80% and certain qualifying loans for the construction of one- to four-family residences pre-sold to home purchasers are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government (such as mortgage-backed securities issued by GNMA) are given a 0% risk weight.

         The table below presents the capital position of HEARTLAND Community Bank relative to its various regulatory capital requirements at June 30, 1997.


                                                                                   Percent of
                                                                  Amount           Assets(1)
                                                                ---------           ------
                                                                  (Dollars in thousands)
             Tangible capital...............................    $  29,058            16.92%
             Tangible capital requirement...................        2,576             1.50
                                                                ---------           ------
                Excess......................................    $  26,482            15.42%
                                                                =========            =====

             Core capital...................................    $  29,058            16.92%
             Core capital requirement.......................        5,152             3.00
                                                                ---------           ------
                Excess......................................    $  23,906            13.92%
                                                                =========            =====

             Total capital..................................    $  29,819            41.31%
             Risk-based capital requirement.................        5,274             8.00
                                                                ---------          -------
                Excess.....................................     $  24,045            33.31%
                                                                =========            =====

-----------------
         (1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.

         The table below presents the capital position of HEARTLAND Community Bank, F.S.B., relative to its various regulatory capital requirements at June 30, 1997.

                                                                                  Percent of
                                                                  Amount           Assets(1)
                                                                ---------           ------
                                                                  (Dollars in thousands)
             Tangible capital...............................    $   1,822             6.03%
             Tangible capital requirement...................          454             1.50
                                                                ---------           ------
                Excess......................................    $   1,368             4.53%
                                                                =========           ======

             Core capital...................................    $   1,822             6.03%
             Core capital requirement.......................          907             3.00
                                                                ---------           ------
                Excess......................................    $     915             3.03%
                                                                =========           ======

             Total capital..................................    $   2,071            10.85%
             Risk-based capital requirement.................        1,526             8.00
                                                                ---------          -------
                Excess.....................................     $     545             2.85%
                                                                =========          =======

---------------------
         (1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.


         The OTS' risk-based capital requirements require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. An institution's interest rate risk will be measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution is considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets. Management does not believe the implementation of the interest rate risk requirement will have a material effect on the Banks.

         The OTS calculates the sensitivity of an institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from an institution's total capital will be based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS will require any exempt institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. Due to their size and capital level, the Banks are exempt from the interest rate risk component.

         In addition to requiring generally applicable capital standards for savings institutions, the Director of the OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the Director determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. Such circumstances would include a high degree of exposure of interest rate risk, prepayment risk, credit risk and concentration of credit risk and certain risks arising from non-traditional activities. The Director may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

         Deposit Insurance. The Banks are required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the SAIF. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

         In recent years, institutions with SAIF-assessable deposits, like the Banks, were required to pay higher deposit insurance premiums than institutions with deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. In order to recapitalize the SAIF and address the premium disparity, in November 1996 the FDIC imposed a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of
65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Banks incurred a pre-tax expense totalling approximately $889,011 during the quarter ended September 30, 1996.

         The special assessment recapitalized the SAIF, and as a result the FDIC lowered the SAIF deposit insurance assessment rates through the end of 1997 to zero for well capitalized institutions with the highest supervisory ratings and 0.31% of insured deposits for institutions in the highest risk-based premium category. Since the BIF is above its designated reserve ratio of 1.25% of insured deposits, "well-capitalized" institutions in Subgroup A, numbering 95% of BIF-insured institutions, pay no federal deposit insurance premiums, with the remaining 5% of institutions paying a graduated range of rates up to 0.27% of insured deposits for the highest risk-based premium category. Until December 31, 1999, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments, or sooner if the two funds are merged.

         Since the SAIF now meets its designated reserve ratio as a result of the special assessment, SAIF members are now permitted to convert to the status of members of the BIF and may merge with or transfer assets to a BIF member. Although the Banks would qualify for insurance of deposits of the BIF, substantial entrance and exit fees apply to conversions from SAIF to BIF insurance and such fees may make a SAIF to BIF conversion prohibitively expensive. In the past, the substantial disparity existing between deposit insurance premiums paid by BIF and SAIF members gave

BIF-insured institutions a competitive advantage over SAIF-insured institutions like the Banks. The reduction of the SAIF deposit insurance premiums effectively eliminated this disparity and could have the effect of increasing the net income of the Banks and restoring the competitive equality between BIF-insured and SAIF-insured institutions. See also "Proposed Legislation and Regulatory Changes."

         The FDIC has adopted a regulation which provides that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. The FDIC, however, would not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate. Tier 1 capital is defined as the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than mortgage servicing rights and qualifying supervisory goodwill eligible for inclusion in core capital under OTS regulations and minus identified losses and investments in certain securities subsidiaries. Insured depository institutions with Tier 1 capital equal to or greater than 2% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that in considering applications that must be submitted to it by savings institutions, the FDIC will take into account whether the institution is meeting with the Tier 1 capital requirement for state non-member banks of 4% of total assets for all but the most highly rated state non-member banks.

         Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves equal to 3% must be maintained on the first $49.3 million of transaction accounts, and a reserve of 10% must be maintained against all remaining transaction accounts. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets.

         Dividend Restrictions. Under OTS regulations, the Bank is not permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of the Conversion. In addition, the Banks are required by OTS regulations to give the OTS 30 days' prior notice of any proposed declaration of dividends.

         OTS regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Banks. Under these regulations, an institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulations) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted, after notice, to make capital distributions during a calendar year in the amount equal to the greater of: (i) 75% of its net income for the previous four quarters; or (ii) 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded regulatory requirements at the beginning of the calendar year. An institution with total capital in excess of current minimum capital ratio requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period. An institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. A Tier 1 Association that has been notified by the OTS that it is in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. The Banks are Tier 1 Associations. Despite the above authority, the OTS may prohibit any institution from making a capital distribution that would otherwise be permitted by the regulation, if the OTS were to determine that the distribution constituted an unsafe or unsound practice.

         Under the OTS prompt corrective action regulations, the Banks would be prohibited from making any capital distributions if, after making the distribution, it would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. See " -- Prompt Corrective Regulatory Action." Furthermore, during the first year following completion of the Conversion, the Bank will not pay dividends to the Company if, as a result of any such dividend, the Bank's tangible capital would be reduced below 10% of its adjusted total assets.

         In addition to the foregoing, earnings of the Banks appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to the Company without payment of taxes at the then current tax rate on the amount of earnings removed from the reserves for such distributions. See "Taxation." The Company intends to make full use of this favorable tax treatment afforded to the Banks, and the Company and does not contemplate use of any post-Conversion earnings of the Banks in a manner which would limit either Bank's bad debt deduction or create federal tax liabilities.

         Transactions with Related Parties. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of an institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of an institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or
(ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. Section 106 of the Bank Holding Company Act which applies to the Banks, prohibits the Banks from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

         Loans to Directors, Executive Officers and Principal Stockholders. Depository institutions like the Banks are also subject to the restrictions contained in Section 22(h) and Section 22(g) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a depository institution and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans-to-one- borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus plus an additional 10% of such capital and surplus for loans fully secured by certain readily marketable capital). Section 22(h) also prohibits the making of loans above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of an institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

         Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of a the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the Bank Holding Company Act prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

         Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to become undercapitalized. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") generally is: (i) subject to increased monitoring by the appropriate federal banking regulator;
(ii) required to submit an acceptable capital restoration plan within 45 days;
(iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below the "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

         Under the OTS regulation implementing the prompt corrective action provisions of FDICIA, the OTS measures an institution's capital adequacy for purposes of the prompt corrective action rules on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). An institution that is not subject to an order or written directive to meet or maintain a specific capital level is deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6% or greater; and (iii) a leverage ratio of 5% or greater. An "adequately capitalized" savings institution is an institution that does not meet the definition of well capitalized and has:
(i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 capital risk-based ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater (or 3% or greater if the savings institution has a composite 1 CAMELS rating). An "undercapitalized institution" is an institution that has (i) a total risk-based capital ratio less than 8%; or (ii) a Tier 1 risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4% (or 3% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as an institution that has: (i) a total risk-based capital ratio of less than 6%; or (ii) a Tier 1 risk-based capital ratio of less than 3%; or (iii) a leverage ratio of less than 3%. A "critically undercapitalized" savings institution is defined as an institution that has "tangible equity" of less than 2%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically-undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than- satisfactory rating for any CAMELS rating category. As of June 30, 1997, the Banks were classified as "well capitalized" under the prompt corrective action regulations.

         Safety and Soundness Guidelines. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each Federal banking agency is required to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the federal banking agencies, including the OTS and Federal Reserve Board, released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The final rule and the guidelines went into effect on August 9, 1995. The guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to its primary federal regulator within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Banks already meet substantially all the standards adopted in the interagency guidelines, and therefore does not believe that implementation of these regulatory standards will materially affect the Banks' operations.

         Additionally under FDICIA, as amended by the CDRI Act, the federal banking agencies are required to establish standards relating to the asset quality and earnings that the agencies determine to be appropriate. On July 10, 1995, the federal banking agencies, including the OTS and Federal Reserve Board, issued proposed guidelines relating to asset quality and earnings. Under the proposed guidelines, an FDIC insured depository institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by the banking agencies, would not have a material effect on the Banks' operations.

Regulation of the Company

         General. The Company is a savings institution holding company as defined by the Home Owners' Loan Act. As such, the Company is registered with the OTS and is subject to OTS regulation, examination, supervision and reporting requirements. As subsidiaries of a savings institution holding company, the Banks are subject to certain restrictions in their dealings with the Company and affiliates thereof. The Company also is required to file certain reports with, and otherwise comply with the rules and regulations of, the SEC under the federal securities laws.

         Activities Restrictions. The Board of Directors of the Company presently intends to continue operating the Company as a multiple savings institution holding company, in order to facilitate possible future branch expansion, in the event the Bank ever becomes subject to Arkansas branching restrictions, which are based on the home office location of each separately chartered banking institution. As a result, the activities of the Company and any of its subsidiaries (other than the Banks or other subsidiary savings institutions) will be subject to various restrictions. Among other things, no multiple savings institution holding company or subsidiary thereof which is not an institution shall commence or continue for a limited period of time after becoming a multiple savings institution holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by, the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings institution holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. A multiple savings institution holding company must obtain the approval of the OTS prior to engaging in the activities described in (vii) above. In addition, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by an institution holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

         Restrictions on Acquisitions. Savings institution holding companies may not acquire, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings institution holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of an institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings institution holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15% of the voting shares of an under-capitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings institution holding company's other subsidiaries must have tangible capital of at least 6 1/2% of total assets, there must not be more than one common director or officer between the savings institution holding company and the issuing savings institution, and transactions between the savings institution and the savings institution holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of the OTS, no director or officer of an institution holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings institution holding company.

         The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings institution holding company which controls savings institutions in more than one state if: (i) the multiple savings institution holding company involved controls an institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the FDIC Act; or
(iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings institution holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

         OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal institution may not establish an out-of-state branch unless (i) the federal institution qualifies as a QTL or as a "domestic building and loan association" under ss.7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the institution in the state would qualify such branches taken as a whole for treatment as a QTL or as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings holding company or
(b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of banking holding companies. Federal savings institutions generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

         Federal Securities Law. The Common Stock is registered with the SEC under the Securities Exchange Act of 1934, as amended ("Securities Exchange Act"), and, under OTS regulations, generally may not be deregistered for at least three years after the Conversion. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act.

Federal Income Taxation

         Savings institutions such as the Banks are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code") in the same general manner as other corporations. Through tax years beginning before December 31, 1995, institutions such as the Banks which met certain definitional tests and other conditions prescribed by the Internal Revenue Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and "nonqualifying loans," which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). Under the experience method, the bad debt deduction for an addition to the reserve for qualifying real property loans was an amount determined under a formula based generally on the bad debts actually sustained by a savings institution over a period of years. Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans was computed as 8% of a savings institution's taxable income, with certain adjustments. The Banks generally elected to use the method which has resulted in the greatest deductions for federal income tax purposes in any given year.

         Legislation that is effective for tax years beginning after December 31, 1995 requires institutions to recapture into taxable income over a six taxable year period the portion of the tax loan reserve that exceeds the pre-1988 tax loan loss reserve. The Banks will no longer be allowed to use the reserve method for tax loan loss provisions, but would be allowed to use the experience method of accounting for bad debts. There will be no future effect on net income from the recapture because the taxes on these bad debts reserves has already been accrued as a deferred tax liability.

         The Banks' federal income tax returns have not been examined by the regulatory authorities in the past five years. For additional information, see
Note 12 of the Notes to Consolidated Financial Statements contained elsewhere herein.

         For taxable years beginning after June 30, 1986, the Internal Revenue Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI exceeds an exemption amount. The Internal Revenue Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly-issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) for taxable years including 1987 through 1989, 50% of the excess of (i) the taxpayer's pre-tax adjusted net book income over
(ii) AMTI (determined without regard to this latter preference and prior to reduction by net operating losses). For taxable years beginning after 1989, this latter preference has been replaced by 75% of the excess (if any) of (i) adjusted current earnings as defined in the Internal Revenue Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). For any taxable year beginning after 1986, net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum taxes may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and before 1992, corporations, including savings institutions, are also subject to an environmental tax equal to 0.12% of the excess of AMTI for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million. The Banks are not currently paying any amount of alternative minimum tax but may, depending on future results of operations, become subject to this tax.

State Income Taxation

         The Banks are subject to Arkansas corporation income tax which is 6.5% of all taxable earnings when income exceeds $100,000. The Company is incorporated under Oklahoma law and qualified to do business in Arkansas as a foreign corporation, and accordingly the Company incurs certain franchise and other taxes, which management does not expect to be material to the Company as a whole.

Employees

         As of June 30, 1997, the Bank had 63 full-time and 4 part-time employees, none of whom was represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

Executive Officers Who Are Not Directors

         The following table sets forth information regarding the executive officer of the Company who does not serve on the Board of Directors.

                                                   Age at
                                                  June 30,
         Name                                       1997                       Title
         ----                                     -------                      -----
         William C. Lyon                             56                        Vice President of the Company; Senior Vice
                                                                               President and Chief Lending Officer of the
                                                                               Bank

         The following paragraph sets forth information regarding the principal occupation of the executive officer designated above.

         William C. Lyon has served as Vice President of the Company since December 1996 and has been Senior Vice President and Chief Lending Officer of the Bank since May 1996. Mr. Lyon also serves as a director and the Chief Lending Officer of the Bank's subsidiary savings bank. From January 1994 to May 1996, Mr. Lyon was a self-employed banking consultant and from 1991 to 1994 he served as Senior Vice President of American National Bank and Trust Co. in Shawnee, Oklahoma. Mr. Lyon is a member of the Lions Club and serves on various Chamber of Commerce committees.

Item 2.  Properties

         The following table sets forth information regarding the Bank's offices at June 30, 1997.

                                  Year           Owned or                             Approximate
                                 Opened           Leased             Book Value      Square Footage
                                 ------          --------            ----------      --------------
Main Office:

237 Jackson Street, S.W           1933             Owned              $720,900             12,000
Camden, Arkansas

Branch Offices:

23233 Interstate 30, No. 201      1996             Leased               18,300              1,000
Bryant, Arkansas

208 Cardinal Shopping Center      1981             Owned               156,000              1,200
Camden, Arkansas

610 West 4th Street               1969             Owned               724,000              3,500
Fordyce, Arkansas

109 North Chester                 1993             Owned               610,000              1,800
Little Rock, Arkansas

207 North Church2                 1993             Leased               26,000              2,200
Monticello, Arkansas

108 East Pine3                    1996             Leased              120,900                900
Sheridan, Arkansas

--------------

     1    Limited service loan production office opened in November 1996.
     2 The Bank built a 7,400 square foot replacement branch at 473 Highway 425 North in Monticello, which opened in July 1997 at an aggregate building cost of approximately $1,250,000.
     3 The Bank built a 5,500 square foot replacement branch at 108 South Main Street in Sheridan, which opened in August 1997 at an aggregate building cost of approximately $975,000.


         In addition to the offices described above, at June 30, 1997 the Bank held five other properties located in various communities within the Bank's primary market area. These properties were acquired for possible future construction of additional offices and related facilities, though certain of the properties are larger than the Bank's foreseeable needs, and therefore portions of those properties may be sold by the Bank. At that date, the aggregate net book value of these properties totaled $1.1 million, of which $480,000 was classified as held for resale. It is anticipated that in the future management may determine to expand the Bank's network of banking facilities by installing ATMs in existing or new banking facilities, by building branches or other facilities on the properties held by the Bank, by acquiring other facilities or sites and/or by acquiring banks or other financial companies with their own facilities.

         The book value of the Bank's aggregate investment in properties, premises and equipment totaled approximately $4.6 million at June 30, 1997. See
Note 7 of the Notes to Consolidated Financial Statements.

Item 3.  Legal Proceedings

         From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 1997, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank, and there were no pending regulatory proceedings to which the Company, the Bank or its subsidiaries was a party, or to which any of their properties was subject, which were expected to result in a material loss.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The information required by this item is incorporated by reference to "Item 1. Business -- Regulation of the Banks -- Dividend Restrictions" herein and "Market Information," "Market Price of Common Stock and Dividend Information" and Note 21 of the Notes to Consolidated Financial Statements in the portions of the Annual Report filed as Exhibit 13 to this report.

Item 6.  Selected Financial Data

         The information required by this item is incorporated by reference to "Selected Consolidated Financial and Other Data" in the portions of the Annual Report filed as Exhibit 13 to this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the portions of the Annual Report filed as Exhibit 13 to this report.

Item 8.  Financial Statements and Supplementary Data

         The financial statements required by this item are incorporated by reference to the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors' Reports in the portions of the Annual Report filed as Exhibit 13 to this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Effective June 25, 1997, the Company dismissed Gaunt & Co., Little Rock, Arkansas, and engaged Miller, England & Company, Little Rock, Arkansas, as the Company's independent certified public accountants. For additional information, see the Company's Current Report on Form 8-K dated June 25, 1997, which is incorporated herein by reference (File No. 0-22423).

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information required by this item is incorporated by reference to "Election of Directors" in the Proxy Statement and "Item 1. Description of Business -- Executive Officers Who Are Not Directors" herein.

Item 11.  Executive Compensation

         The information required by this item is incorporated by reference to "Executive Compensation" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated by reference to "Voting Securities and Security Ownership" and "Election of Directors" in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

         The information required by this item is incorporated by reference to "Transactions with Management" in the Proxy Statement.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)  List of Documents Filed as Part of this Report

         (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

                  Independent Auditors' Reports

                  Consolidated Statements of Financial Condition as of June 30, 1997 and 1996

                  Consolidated Statements of Income for the years ended June 30, 1997, 1996, and 1995

                  Consolidated Statements of Stockholders' Equity for the years ended June 30, 1997, 1996 and 1995

                  Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1996 and 1995

                  Notes to Consolidated Financial Statements for the years ended June 30, 1997, 1996 and 1995

                  Consolidated Statements of Income of subsidiary for the period from July 1, 1994 to May 3, 1996 (uanudited)

                  Consolidated Statements of Stockholders' Equity of subsidiary for the period from July 1, 1994 to May 3, 1996 (unaudited)

                  Consolidated Statements of Cash Flows of subsidiary for the period from July 1, 1994 to May 3, 1996 (unaudited)

                  Notes to Financial Statements of subsidiary (unaudited)

         (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

         (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

      No.                           Description
      ---                           -----------
      3.1                     Articles of Incorporation of HCB Bancshares, Inc. *

      3.2                     Bylaws of HCB Bancshares, Inc. *

      4                       Form of Common Stock Certificate of HCB Bancshares, Inc. *

      10.1                    Form of HCB Bancshares, Inc. 1997 Stock Option and Incentive Plan *+

      10.2                    Form of HCB Bancshares, Inc. Management Recognition Plan and Trust Agreement *+

      10.3(a)                 Employment Agreements by and between Heartland Community Bank and Vida H.
                              Lampkin and Cameron D. McKeel *+

      10.3(b)                 Employment Agreements by and between HCB Bancshares, Inc. and Vida H. Lampkin and Cameron D. McKeel *+

      10.4(a)                 Change-in-Control Protective Agreement between Heartland Community Bank and
                              William C. Lyon *+

      10.4(b)                 Change-in-Control Protective Agreement between HCB Bancshares, Inc. and William C.
                              Lyon *+

      10.5                    Heartland Community Bank Directors' Retirement Plan, as amended*+

      13                      Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1997

      21                      Subsidiaries**

      27                      Financial Data Schedule

* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-19093).
**       Incorporated by reference to Item 1 herein.
+        Management contract or compensatory plan or arrangement.

         (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K dated June 25, 1997 reporting under Item 4 thereof a change of the Company's independent certified public accountants. See Item 9 herein.

         (c) Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

         (d) Financial Statements and Schedules Excluded from Annual Report. There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HCB BANCSHARES, INC.


Date: September 29, 1997              By: /s/ Vida H. Lampkin
                                          -------------------
                                          Vida H. Lampkin
                                          Chairman of the Board, President and
                                          Chief Executive Officer
                                          (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


By: /s/ Vida H. Lampkin
   -----------------------------------------------
        Vida H. Lampkin
        Chairman of the Board, President and Chief
        Executive Officer
        (Principal Executive, Financial and
        Accounting Officer)


By: /s/ Cameron D. McKeel
   -----------------------------------------------
        Cameron D. McKeel
        Director and Vice President


By: /s/ Roy Wayne Moseley
   -----------------------------------------------
        Roy Wayne Moseley
        Director


By: /s/ Bruce D. Murry
   -----------------------------------------------
        Bruce D. Murry
        Director


By: /s/ Carl E. Parker, Jr.
   -----------------------------------------------
        Carl E. Parker, Jr.
        Director


By: /s/ Lula Sue Silliman
   -----------------------------------------------
        Lula Sue Silliman
        Director


By: /s/ Clifford Steelman
   -----------------------------------------------
        Clifford Steelman
        Director