Form 10-Q
period 1997-09-30
HCB BANCSHARES INC
filed 1997-11-14
CIK 1029740

                        FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

            -----------------------------------

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997

             Commission File Number: No. 0-22423

                   HCB Bancshares, Inc.
     (Exact name of registrant as specified in its charter)


    Oklahoma                                  62-1670792
(State of other jurisdiction of            (I.R.S. Employer
incorporation or organization)            Identification No.)


237 Jackson Street, Camden, Arkansas                71701
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:(870) 836-
6841

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   [X]  Yes    [ ]  No

Indicate the number of shares outstanding of each of the
issuer's classes of common stock as of the latest practicable
date:   2,645,000  shares.

                          CONTENTS



PART I.  FINANCIAL INFORMATION
         ---------------------

         Item 1.  Financial Statements

                 Consolidated Statements of Financial Condition
                   September 30, 1997 (Unaudited) and June 30,
                   1997

                 Consolidated Statements of Operations
                   (Unaudited)
                   Three Months Ended September 30, 1997 and
                   1996

                 Consolidated Statements of Cash Flows
                   (Unaudited)
                   Three Months Ended September 30, 1997 and
                   1996

                 Notes to Consolidated Financial Statements
                   (Unaudited)

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures
                   About Market Risk

PART II. OTHER INFORMATION
         -----------------

         Item 1. Legal Proceedings

         Item 2. Changes in Securities

         Item 3. Defaults upon Senior Securities

         Item 4. Submission of Matters to a Vote of Security
                 Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION
        ---------------------

Item 1. Financial Statements

                    HCB BANCSHARES, INC.
                     AND SUBSIDIARIES

         Consolidated Statements of Financial Condition
             September 30, 1997 and June 30, 1997
                       (Unaudited)

                           ASSETS
                           ------

                                                      September 30,      June 30,
                                                           1997           1997
                                                     ------------     -----------
Cash on hand                                        $  1,287,715       1,182,210
Interest-bearing deposits                             14,675,405      18,273,882
Investment securities available for sale              18,339,853      16,155,755
Mortgage-backed securities
      Available for sale                              15,512,247      20,090,406
      Held to maturity (estimated market value of     37,504,436      35,869,295
       $39,028,601 and $36,194,353, respectively)
Stock in Federal Home Loan Bank                        1,250,700       1,246,500
Loans receivable (net of allowance of $1,497,696     102,252,265      98,642,635
  and $1,492,473, respectively)
Accrued interest receivable                            1,348,911       1,339,455
Foreclosed assets                                         36,192          36,179
Premises and equipment                                 3,711,877       4,613,006
Goodwill                                               1,384,039       1,415,223
Prepaid expenses and other assets                      2,642,697       1,501,232
                                                    ------------     -----------
                                                    $199,946,337     200,365,778
                                                    ============     ===========

See accompanying notes to condensed consolidated financial statements.

                  HCB BANCSHARES, INC.
                   AND SUBSIDIARIES
       Consolidated Statements of Financial Condition
           September 30, 1997 and June 30, 1997
                      (Unaudited)

         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      September 30,      June 30,
                                                           1997            1997
                                                     ------------     -----------

Liabilities
      Deposits                                       $148,454,721     151,208,763
      Advances from borrowers for
       Taxes, insurance and other                         276,444         209,140
      Accrued interest payable                            358,923         410,477
      Borrowings from Federal Home Loan Bank           10,000,000      10,000,000
      Accrued expenses and other liabilities            2,691,744         797,885
                                                     ------------    ------------
     Total liabilities                                161,781,832     162,626,265
                                                     ------------    ------------

Stockholders' equity
      Common stock, $.01 par value; authorized
       10,000,000 share; issued and
       outstanding 2,645,000 shares                         2,645           2,645
      Additional paid-in capital                       25,751,381      25,794,471
      Note receivable from ESOP                        (2,116,000)     (2,116,000)
      Retained earnings                                14,383,969      14,091,750
      Unrealized gain(loss) on securities
       available for sale, net                            142,510         (33,353)
                                                     ------------    ------------
     Total stockholders' equity                        38,164,505      37,739,513
                                                     ------------    ------------
                                                     $199,946,337     200,365,778
                                                     ============    ============

See accompanying notes to condensed consolidated financial statements.

                     HCB BANCSHARES, INC.
                      AND SUBSIDIARIES
            Consolidated Statements of Operations
     For the Three Months Ended September 30, 1997 and 1996
                        (Unaudited)

                                                         1997            1996
                                                     ------------     -----------
Interest income
      Loans                                         $2,166,234       1,836,067
      Investment securities                            335,963         114,854
      Mortgage-backed securities                       888,394         942,439
      Other interest income                            287,458         196,583
                                                    ----------      ----------
         Total interest income                       3,678,049       3,089,943
                                                    ----------      ----------
Interest expense
      Deposits                                       1,868,470       1,895,464
      Borrowings from Federal Home Loan Bank           156,362         155,935
      Other interest                                     7,000           1,973
                                                    ----------      ----------
         Total interest expense                      2,031,832       2,053,372
                                                    ----------      ----------
         Net interest income                         1,646,217       1,036,571
Provision for loan losses                               19,549         127,397
                                                    ----------      ----------
     Net interest income after
          provision for loan losses                  1,626,668         909,174
                                                    ----------      ----------
Noninterest income
      Service fees on deposits                          55,352          29,544
      Other service fees and commissions                10,159           1,800
      Gains on sales of assets available for
       sale or held for sale                            15,107              --
      Gain(loss) on foreclosed                           1,351          (2,356)
      Insurance fees and commissions, net                4,702           4,944
      Loan fees earned                                  50,652          25,358
      Other income, net                                 16,549          13,371
                                                    ----------      ----------
         Total noninterest income                      153,872          72,661
                                                    ----------      ----------

See accompanying notes to consolidated financial statements.

                     HCB BANCSHARES, INC.
                      AND SUBSIDIARIES
            Consolidated Statements of Operations
     For the Three Months Ended September 30, 1997 and 1996
                        (Unaudited)

                                                         1997            1996
                                                     ------------     -----------
Noninterest expense
      Compensation, payroll taxes and
       fringe benefits                                 565,578            407,346
      Pension and 401(K) expense                       163,999             44,810
      Rent and other occupancy expense                 138,228             93,916
      Communication, postage, printing and
       office supplies                                 102,390             83,414
      Deposit and other insurance premiums              39,810            982,796
      Advertising                                       36,492             38,908
      Expenses of officers, directors and
       employees, including directors' fees             56,115             22,367
      Data processing expense                           81,485             60,027
      Amortization of goodwill                          31,184             40,018
      Professional fees                                 60,731            139,032
      Foreclosed property expense                          936              2,356
      Other expenses                                    35,955              8,798
                                                    ----------         ----------
         Total noninterest expense                   1,312,903          1,923,788
                                                    ----------         ----------
         Income (loss) before income tax
          expense (benefit)                            467,637           (941,953)
Income tax expense(benefit)                            175,418           (360,674)
                                                    ----------         ----------
     Net income(loss)                               $  292,219           (581,279)
                                                    ----------         ----------
Earnings per common share                           $     0.11              N/A
                                                    ----------         ----------


See accompanying notes to consolidated financial statements.

                    HCB BANCSHARES, INC
                     AND SUBSIDIARIES


Notes to Consolidated (Unaudited) Financial Statements

Note 1 - HCB Bancshares, Inc.

HCB Bancshares, Inc. (the "Company") was incorporated under the laws of the state of Oklahoma for the purpose of becoming the bank holding company of Heartland Community Bank and its subsidiaries (the "Bank"), in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion. On April 30, 1997, the Bank completed the conversion and became a wholly owned subsidiary of the Company. The Company has no other operations and conducts no business of its own other than owning the Bank, investing its portion of the net proceeds received in the Conversion, and lending funds to the Employee Stock Ownership Plan which was formed in connection with the Conversion.

Note 2 - Basis of Consolidation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Bank's audit report for the year ended June 30, 1997, such information and footnotes have not been duplicated herein. All material intercompany balances and transactions have been eliminated in the consolidation. The unaudited statements reflect all adjustments, consisting of normal recurring accruals, which are in the opinion of management, necessary for fair presentation of the results of operations, changes in equity and cash flows for the three months periods ended September 31, 1997 and 1996. The statements of operations for the three-month periods ended September 30, 1997, are not necessarily indicative of the results which may be expected for the entire year.

Note 3 - Stockholders' Equity and Stock Conversion

The Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank pursuant to its Plan of Conversion, which was approved by the Bank's members on April 25, 1997. The conversion was effective on April 30, 1997 and resulted in the issuance of 2,645,000 shares of common stock (par value $.01) at $10.00 per share for the gross sale price of $26,450,000. Costs related to the conversion (primarily to underwriters' commissions, printing and professional fees) approximated $750,000 and were deducted from the net proceeds to arrive at net proceeds of $25,700,000. The Company also established an Employee Stock Ownership Plan and Trust which purchased 211,600 shares of common stock of the Company at the issuance price of $10 per share with funds borrowed from the Company.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1997 AND JUNE
30, 1997

     The Bank had total assets of $199.9 million and $200.4 million at September 30, 1997 and June 30, 1997, respectively. During the three month period ended September 30, 1997 the Bank experienced an increase in its loan portfolio from $98.6 million at June 30, 1997, to $102.3 million. This increase is due to the positive results realized from the implementation of the Bank's long term business plan for growth in its targeted markets of commercial, consumer and multi-family lending along with natural growth. During this same period, investment and mortgage-backed securities and other short-term interest-earning assets fluctuated between $90.4 million at June 30, 1997 and $86.0 million at September 30, 1997. Investment securities and other short-term interest-earning deposits tend to vary in conjunction with variations in savings activity. Additionally, the Bank expended approximately $965,000 to purchase computer and network equipment, furnishings and make improvements to existing facilities during the three month period ended September 30, 1997, to consummate management's planned growth projections.

     Deposits decreased from $151.2 million at June 30, 1997 to $148.5 million at September 30, 1997. This decrease in deposits of $2.7 million resulted from increased competition in the Bank's main market area of Camden, Arkansas. The Bank's level of deposits has been sufficient to fund its loan demand and provide for adequate liquidity. During the year ended June 30, 1997, the Bank utilized a credit line with the FHLB of Dallas to obtain advances. The outstanding balances of FHLB advances at June 30, 1997 and September 30, 1997 were $10.0 million, respectively. These advances were utilized to reduce interest rate risk by more closely matching rates and maturities of existing interest-earning assets and interest-bearing liabilities.

     Equity amounted to $38.2 million at September 30, 1997, and to $37.7 million at June 30, 1997, respectively. The changes in equity were due solely to the Bank's net income earned for such periods and a $176,000 increased in the market value of investment securities and mortgage-backed securities available
for sale.   At June 30, 1997, the Bank's regulatory capital
substantially exceeded all applicable regulatory capital requirements. Regulatory capital levels at September 30, 1997 were not substantially different from those at June 30, 1997.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1997 AND 1996

     Net Income (Loss). Net income for the three months ended September 30, 1997 was $292,000 compared to a loss of $581,000 for the three months ended September 30, 1996. The changes were attributable to a non-recurring one time, special deposit insurance assessment of $889,000 and professional fees of $139,000, incurred in the quarter ended September 30, 1996, an increase in net interest income of $610,000 and an increase in noninterest income of $81,000 for the three months ended September 30, 1997, as compared to the three months ended September 30, 1996. Income tax expense for the three months ended September 30, 1997 compared to 1996 was a tax expense of $175,000 compared to a tax benefit of $361,000.

     Net Interest Income. Net interest income for the three months ended September 30, 1997 was $1.6 million, an increase of 58.8% when compared to net interest income of $1.0 million for the three months ended September 30, 1996. This increase was attributable to an increase in total interest income of $563,000 and a net decrease in total interest expense of $22,000. The net interest margin for the three months ended September 30, 1997 was 3.31% compared to 2.45% for the three months ended September 30, 1996. This increase in net interest income and net interest margin is due to an increase in the average volume of interest-earning assets, combined with a decrease in the average rate paid on interest-bearing liabilities. One cause for the increase in average interest-earning assets when comparing the three months ended September 30, 1997 to the three months ended September 30, 1996 was the formation of the holding company, the conversion of the Bank and sale of stock. The average volume of interest-earning assets increased from $166.0 million for the three months ended September 30, 1996 to $192.7 million for the three months ended September 30, 1997 which had the effect of increasing total interest income by $500,000. The average rate paid on interest-bearing liabilities decreased during the three months ended September 30, 1997 to 5.06% from 5.29% for the three months ended September 30, 1996. The decrease in the average rate on interest-bearing liabilities had the effect of decreasing total interest expense between the three months ended September 30, 1996 and the three months ended September 30, 1997 by approximately $90,000.

     The average yield on interest-earning assets remained relatively unchanged between the two periods, which is indicative of the fact that the Bank's interest-earning assets are not highly sensitive to the increases in market interest rates which occurred between the two periods. For the three months ended September 30, 1997, the average yield on interest-earning assets was 7.53%, compared to 7.51% for the three months ended September 30, 1996, which had the effect of increasing total interest income by $10,000. In addition, the average volume of interest-bearing liabilities increased by 2.8% reflecting an increase in deposits since the opening of two new branches in the current year.

     Provision for Loan Losses. During the year ended June 30, 1997, the Bank's management initiated an extensive internal loan review of all loan files both of the parent and subsidiary. The review resulted in the adoption of more conservative loan loss allowance standards than had been used in the past. This new policy on allowance for loan losses was deemed prudent in establishing credit underwriting standards for future expected lending areas, such as commercial real estate, business and consumer loans, which inherently have more risk. Management made a provision for loan losses in the three months ended September 30, 1997 of $19,500, compared to a provision for loan loss of approximately $127,400 in the three months ended September 30, 1996. The allowance for loan losses, after this provision, of $1.5 million, represented 1.44 % of outstanding loans at September 30, 1997. Nonperforming loans as of September 30, 1997 and 1996, as a percent of total loans, remained below 1.0%.

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

     Noninterest Income. Noninterest income is comprised primarily of insurance commissions from sales of credit life insurance, banking service charges, loan origination and commitment fees earned and gains on sales of investment and mortgage-backed securities. Noninterest income for the three months ended September 30, 1997, was $154,000, compared to $72,700 for the three months ended September 30, 1996. This represents an increase of $81,300. This increase is due primarily to increases in loan fees earned as a result of increased lending activities and new fee earning banking services offered by the Bank to its deposit customers. In light of the increasingly competitive markets for deposits and loans, management has recently shifted the Bank's deposit taking and loan origination activities to reflect, among other things, the importance of offering valued customer services that generate additional fee income, and it is expected that management will continue this trend for the foreseeable future.

     Noninterest Expense. The major components of noninterest expense are compensation and benefits paid to the Bank's employees and directors, occupancy expense for ownership and maintenance of the Bank's building and furniture and equipment, communications, costs and office supplies and postage. Total noninterest expense for the three months ended September 30, 1997 was $1.3 million, compared to $1.9 million for the three months ended September 30, 1996. The decrease was largely due to a one-time, special assessment by the FDIC to replenish the Savings Association Insurance Fund ("SAIF") depleted by prior years' losses in the thrift industry. During the years in which thrifts as an industry suffered many publicized and non-publicized "bailouts" by the SAIF, and its predecessor, the Federal Savings and Loan Insurance Corporation, the deposit insurance fund for the thrift industry was severely depleted. After several years of debate Congress with the assistance of the FDIC, which administers the SAIF, consummated a plan of action to replenish the SAIF to a level of coverage required by statute (the designated reserve ratio of 1.25% of insured deposits) for the remaining covered deposits. The plan of remedy included a one time assessment to each thrift institution based on capital levels and deposits, among other factors. This one-time special assessment was recognized by the Bank in the three months ended September 30, 1996, in the amount of $889,000 and was expensed in the same period. This assessment was paid November 27, 1996. The effective deposit insurance rate prior to the assessment was .23% compared to a rate of .065% after the assessment. The second largest component of noninterest expense for the three months ended September 30, 1997 was compensation expense, including director and officer retirement plans and other benefits, which totaled $730,000, compared to $452,000 for the three months ended September 30, 1996. This increase was attributable to increases in salary expense associated with the addition of staff for future growth, the acquisition of the subsidiary savings bank and increased directors fees due to additional time incurred by the Board in evaluating and working
on various strategic plans for the Bank.   During the three
month ended September 30, 1996, amounts were incurred to facilitate the name change of the Bank to HEARTLAND Community Bank. In addition, fees were incurred for personnel placement services to attract key personnel for hire, a computer consultant was engaged to evaluate operating systems and further growth needs, and marketing consultants were approached for market strategies and implementation. These expense categories decreased $45,000 during the three months ended September 30, 1997 compared with the same period in 1996. Overall, noninterest expense increased for the three month period ended September 30, 1997, compared to the three month-period ended September 30, 1996, by approximately $278,000, exclusive of the FDIC one time, special assessment.

     Included in noninterest expenses for the three months ended September 30, 1997 was a charge for the amortization of goodwill of $31,200, which resulted from the acquisition of the subsidiary bank during the year ended June 30, 1996. The amortization will be $162,200 per year over a ten year period, subsequent to June 30, 1997, and is not expected to have a material effect on the future earnings of the Bank.

     In light of the substantial costs associated with the recent, pending and planned expansions of the Bank's activities, facilities and staff, including the additional costs associated with adding staff, building or renovating branches, introducing new deposit and loan products and services and implementing the planned stock benefit plans after the Conversion, it is expected that the Bank's noninterest expense levels may remain somewhat high relative to the historical levels for the Bank, as well as the prevailing levels for institutions that are not undertaking such expansions, for an indefinite period of time, as management implements the Bank's business strategy. Among the activities planned are increased loan originations in the areas of multi-family residential, commercial real estate, commercial business and consumer loans. Customer products to be introduced include ATM and debit cards and an expanded deposit account mix. In addition to two new branch facilities that were constructed and completed in the quarter ended September 30, 1997, other existing facilities will be renovated to attract and serve an increased customer base.

     Income Taxes. The effective income tax rate for the Bank for the three months ended September 30, 1997 and 1996 was 38.3% which includes federal and Arkansas tax components. A tax benefit of $361,000 for 1996 and an expense of $175,400 for 1997 was recognized, resulting in a decrease of $536,400.

SOURCES OF CAPITAL AND LIQUIDITY

     The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations. This requirement which may be varied at the discretion of the OTS depending on economic conditions and deposit outflows, is based upon a percentage of deposits and short term borrowings. Current OTS regulations require that a savings association maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. At September 30, 1997, the Bank's liquidity, as measured for regulatory purposes, was 20.1%, or $25.4 million in excess of the minimum OTS liquidity requirement of 5%, and 10.0% or $13.3 million in excess of the OTS short term liquidity requirement of 1%. Management of the Bank seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing and in order to meet funding needs of loan commitments. Historically, the Bank has been able to meet its liquidity demands through internal sources of funding supplemented from time to time by advances from the FHLB of Dallas.

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

     The Bank has also designated certain securities as available for sale in order to meet liquidity demands. At September 30, 1997, the Bank had designated securities with a fair value of approximately $33.9 million as available for sale. In addition to internal sources of funding, the Bank as a member of the FHLB has substantial borrowing authority with the FHLB. The Bank's use of a particular source of funds is based on need, comparative total costs and availability.

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

     At September 30, 1997, the Bank had outstanding $4.5 million in commitments to originate loans (including unfunded portions of construction loans) and $563,000 in unused lines of credit. At the same date, the total amount of certificates of deposit which were scheduled to mature in one year or less was $59.2 million. Management anticipates that the Bank will have adequate resources to meet its current commitments through internal funding sources described above. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

     Management is not aware of any current recommendations by its regulatory authorities, legislation, competition, trends in interest rate sensitivity, new accounting guidance or other material events and uncertainties that would have a material effect on the Bank's ability to meet its liquidity demands.

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk

     The tabular and narrative information set forth in this report and in the registrant's most recent annual report on Form 10-K discloses detailed quantitative and qualitative information about market risks and their effects on the registrant, particularly with respect to changes in market interest rates on interest-earning assets and interest-bearing liabilities.

PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

         Exhibit 27   Financial Data Schedule

         Reports on Form 8-K:

         On July 8, 1997, the registrant filed a Current Report on Form 8-K dated June 25, 1997 reporting under Item 2 that effective June 25, 1997, the registrant dismissed Gaunt & Co., Little Rock, Arkansas, and engaged Miller, England & Company, Little Rock, Arkansas, as the registrant's independent certified public accountants. The registrant's dismissal of Gaunt & Co. and engagement of Miller, England & Company was authorized and approved by the registrant's Board of Directors on June 19, 1997. In connection with their audits of the two most recent fiscal years ended June 30, 1995 and 1996, and for the interim period through the date hereof, there have been no disagreements with Gaunt & Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Gaunt & Co., would have caused them to make reference to the subject of such disagreement in connection with their reports. In addition, during these periods there was no adverse opinion or disclaimer of opinion or any opinion qualified as to audit scope or accounting principles. A copy of a letter from Gaunt & Co. stating that they agree with the statements made by the registrant in the Form 8-K is filed as an exhibit to the 8-K.

                       SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           HCB BANCSHARES, INC.
                           Registrant



Date:  November 14, 1997   By: /s/ Vida H. Lampkin
                              ----------------------------------
                              Vida H. Lampkin
                              Chairman, President and
                                Chief Executive Officer


Date:  November 14, 1997   By: /s/ J. Marcie Ainsworth
                              ----------------------------------
                              J. Marcie Ainsworth
                              Vice President and
                              Chief Financial Officer