Form 10-Q
period 1997-12-31
HCB BANCSHARES INC
filed 1998-02-17
CIK 1029740

                        FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

Mark One
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1997

                            OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

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


Registrant's telephone number, including area code:(870)836-6841

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
        -----------------

                          CONTENTS



PART I.  FINANCIAL INFORMATION
         ---------------------

         Item 1.  Financial Statements

                 Consolidated Statements of Financial Condition
                   December 31, 1997 (Unaudited) and June 30,
                   1997

                 Consolidated Statements of Operations
                   (Unaudited) Three Months and Six Months Ended
                   December 31, 1997 and 1996

                 Consolidated Statements of Cash Flows
                   (Unaudited) Six Months Ended December 31,
                   1997 and 1996

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

         Item 3. Defaults upon Senior Securities

         Item 4. Submission of Matters to a Vote of Security
                 Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                    HCB BANCSHARES, INC.
                     AND SUBSIDIARIES

         Consolidated Statements of Financial Condition
             December 31, 1997 and June 30, 1997
                       (Unaudited)

                           ASSETS
                           ------

                                                     December 31,        June 30,
                                                        1997               1997
                                                     ------------     -----------
Cash on hand                                        $  1,254,749       1,182,210
Interest-bearing deposits                             13,275,222      18,273,882
Investment securities available for sale              18,058,109      16,155,755
Mortgage-backed securities
      Available for sale                              24,862,402      20,090,406
      Held to maturity (estimated market value of     31,870,684      35,869,295
       $32,471,370 and $36,194,353, respectively)
Stock in Federal Home Loan Bank                        1,269,700       1,246,500
Loans receivable (net of allowance of $1,502,149     104,515,970      98,642,635
  and $1,492,473, respectively)
Accrued interest receivable                            1,476,726       1,339,455
Foreclosed assets                                          7,063          36,179
Land held for sale                                       130,000         130,000
Premises and equipment                                 3,896,170       4,613,006
Goodwill                                               1,334,131       1,415,223
Prepaid expenses and other assets                      2,993,710       1,501,232
                                                    ------------     -----------
                                                    $204,944,436     200,365,778
                                                    ============     ===========

See accompanying notes to condensed consolidated financial statements.

                  HCB BANCSHARES, INC.
                   AND SUBSIDIARIES
       Consolidated Statements of Financial Condition
           December 31, 1997 and June 30, 1997
                      (Unaudited)

         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     December 31,       June 30,
                                                         1997            1997
                                                     ------------     -----------

Liabilities
      Deposits                                       $148,457,790     151,208,763
      Advances from borrowers for
       taxes, insurance and other                         254,272         209,140
      Borrowings from Federal Home Loan Bank           10,000,000      10,000,000
      Accrued interest payable                            353,096         410,477
      Accrued expenses and other liabilities            1,551,973         797,885
                                                     ------------    ------------
          Total liabilities                           166,726,203     162,626,265
                                                     ------------    ------------

Stockholders' equity
      Common stock, $.01 par value; authorized
       10,000,000 share; issued and
       outstanding 2,645,000 shares                         2,645           2,645
      Additional paid-in capital                       25,751,381      25,794,471
      Note receivable from ESOP                        (2,116,000)     (2,116,000)
      Retained earnings                                14,436,327      14,091,750
      Unrealized gain(loss) on securities
       available for sale, net                            143,880         (33,353)
                                                     ------------    ------------
          Total stockholders' equity                   38,218,233      37,739,513
                                                     ------------    ------------
                                                     $204,944,436     200,365,778
                                                     ============    ============

See accompanying notes to condensed consolidated financial statements.

                     HCB BANCSHARES, INC.
                      AND SUBSIDIARIES
            Consolidated Statements of Operations
          For the Three Months and Six Months Ended
                 December 31, 1997 and 1996
                        (Unaudited)

                                      Three Months Ended      Six Months Ended
                                          December 31,           December 31,
                                      -------------------     -------------------
                                       1997         1996       1997         1996
                                      -------     --------    -------     -------
Interest income
  Loans                               $2,143,096   2,033,513  1,836,067   3,869,580
  Investment securities                  335,963     277,711    114,854     392,565
  Mortgage-backed securities             888,394     894,843    942,439   1,837,282
  Other interest income                  287,458      66,643    196,583     263,226
                                      ----------   ---------  ---------   ---------
     Total interest income             3,678,049   3,272,710  3,089,943   6,362,653
                                      ----------   ---------  ---------   ---------
Interest expense
  Deposits                             1,842,660   1,862,530  3,711,130   3,757,994
  Borrowings from FHLB                   196,916     173,991    155,935     329,926
  Other interest                           6,000       8,027     13,000      10,000
                                      ----------   ---------  ---------   ---------
     Total interest expense            2,045,576   2,044,548  4,077,408   4,097,920
                                      ----------   ---------  ---------   ---------
     Net interest income               1,553,095   1,228,162  3,199,312   2,264,733
Provision for loan losses                  4,451      15,927     24,000     143,324
                                      ----------   ---------  ---------   ---------
     Net interest income after
         provision for loan losses     1,548,644   1,212,235  3,175,312   2,121,409
                                      ----------   ---------  ---------   ---------
Noninterest income
  Service fees on deposits                71,669      59,547    127,021      89,091
  Other service fees and
    commissions                            6,571       2,132     16,730       3,932
  Gains on sales of assets
    available for sale or held
    for sale                              11,823       1,310     26,930       1,310
  Gain(loss) on foreclosed assets,
    net                                   11,086       4,856     12,437       2,500
  Loan fees earned                        43,966      41,569     94,618      66,927
      Other income, net                   39,813      40,119     61,064      58,434
                                      ----------   ---------  ---------   ---------
     Total noninterest income            184,928     149,533    338,800     222,194
                                      ----------   ---------  ---------   ---------

See accompanying notes to consolidated financial statements.

                     HCB BANCSHARES, INC.
                      AND SUBSIDIARIES
            Consolidated Statements of Operations
          For the Three Months and Six Months Ended
                 December 31, 1997 and 1996
                        (Unaudited)

                                      Three Months Ended      Six Months Ended
                                          December 31,           December 31,
                                      -------------------     -------------------
                                       1997         1996       1997         1996
                                      -------     --------    -------     -------
Noninterest expense
  Compensation, payroll taxes and
    fringe benefits                    753,005     553,423    1,026,604  1,026,604
  Occupancy and equipment              138,228     101,838      276,496    195,754
  Communication, postage, printing
     and office supplies               114,612      80,514      217,002    163,928
  Deposit and other insurance
     premiums                           41,205      95,211       81,015  1,078,007
  Advertising                           43,810      89,124       80,302    128,032
  Expenses of officers, directors
    and employees, including
    directors' fees                     67,325      58,663      123,350     81,030
  Data processing expense              103,773     101,703      185,258    161,730
  Professional fees                    135,965      90,331      196,696    208,338
  Other expenses                        65,215     180,694      133,290    231,866
                                    ----------   ---------    ---------  ---------
     Total noninterest expense       1,463,048   1,351,501    2,775,991  3,275,289
                                    ----------   ---------    ---------  ---------
     Income (loss) before income tax
        expense (benefit)              270,524      10,267      738,121   (931,686)
Income tax expense(benefit)             99,286     (31,176)     274,704   (391,850)
                                    ----------   ---------    ---------  ---------
     Net income(loss)               $  171,238      41,443      463,417   (539,836)
                                    ==========   =========    =========  =========
Earnings per common share           $     0.07         N/A    $    0.18        N/A
                                    ==========   =========    =========  =========

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

Note 2   Basis of Consolidation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Bank's audit report for the year ended June 30, 1997, such information and footnotes have not been duplicated herein. All material intercompany balances and transactions have been eliminated in the consolidation. The unaudited statements reflect all adjustments, consisting of normal recurring accruals, which are in the opinion of management, necessary for fair presentation of the results of operations, changes in equity and cash flows for the three months and six months periods ended December 31, 1997 and 1996. The statements of operations for the three-month and six-month periods ended December 31, 1997, are not necessarily indicative of the results which may be expected for the entire year.

Note 3   Stockholders' Equity and Stock Conversion

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

Note 3   Sale of Subsidiary

On November 19, 1997, the Bank entered into an agreement to sell all of the shares of stock of Heritage Banc Holding, Inc., parent of HEARTLAND Community Bank, FSB ("FSB"), subject to
approval of the transaction by regulatory agencies.    Pursuant
to the terms of the agreement, the Bank will acquire the loans and certain other assets and liabilities of the Little Rock, Arkansas branch of FSB and all assets and liabilities of the Monticello, Arkansas branch and the Bryant, Arkansas loan
production offices of   FSB.   Approval of the transaction was
granted by regulatory agencies in February, 1998. The Bank anticipates the transaction will be completed on February 20, 1998.

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations

--------------------------------------------------------------

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1997 AND JUNE
30, 1997

     The Company had total assets of $204.9 million and $200.4 million at December 31, 1997 and June 30, 1997, respectively. During the six month period ended December 31, 1997 the Bank experienced an increase in its loan portfolio from $98.6 million at June 30, 1997, to $104.5 million. This increase is due to the positive results realized from the implementation of the Bank's long term business plan for growth in its targeted markets of commercial, consumer and multi-family lending along with natural growth. During this same period, investment and mortgage-backed securities and other short-term interest-earning assets fluctuated between $90.4 million at June 30, 1997 and $88.1 million at December 31, 1997. Investment securities and other short-term interest-earning deposits tend to vary in conjunction with variations in savings activity. Additionally, the Bank expended approximately $965,000 to purchase computer and network equipment, furnishings and make improvements to existing facilities during the six-month period ended December 31, 1997, to consummate management's planned growth projections.

     Deposits decreased  from $151.2 million at June 30, 1997
to $148.5 million at December 31, 1997. This decrease in deposits of $2.8 million resulted from increased competition
in the Bank's main market area of Camden, Arkansas.   The Bank's
level of deposits has been sufficient to fund its loan demand and provide for adequate liquidity. During the six-month period ended December 31, 1997 and the year ended June 30, 1997, the Bank utilized a credit line with the FHLB of Dallas to obtain advances. The outstanding balances of FHLB advances were $16.1 million and $10.0 million at December 31, 1997 and June 30, 1997, respectively. These advances were utilized to reduce interest rate risk by better matching rates and maturities of existing interest-earning assets and interest-bearing liabilities.

     Equity amounted to $38.2 million at December 31, 1997, and to $37.7 million at June 30, 1997, respectively. The changes in equity were due solely to the Bank's net income earned for such periods. At June 30, 1997, the Bank's regulatory capital substantially exceeded all applicable regulatory capital requirements. Regulatory capital levels at December 31, 1997 were not substantially different from those at June 30, 1997.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX  MONTHS ENDED
DECEMBER 31, 1997 AND 1996

     Net Income (Loss). Net income for the three months ended December 31, 1997 was $463,000 compared to a loss of $540,000 for the six months ended December 31, 1996. The changes were attributable to a non-recurring one time, special deposit insurance assessment of $889,000 and professional fees of $148,000, incurred in the six months ended December 31, 1996, an increase in net interest income of $1.1 million and an increase in noninterest income of $117,000 for the six months ended December 31, 1997, as compared to the six months ended December 31, 1996. Income tax expense for the six months ended December 31, 1997 compared to 1996 was a tax expense of $275,000 compared to a tax benefit of $392,000.

     Net Interest Income. Net interest income for the six months ended December 31, 1997 was $3.2 million, an increase of 49.68% when compared to net interest income of $2.1 million for the six months ended December 31, 1996. This increase was attributable to an increase in total interest income of $914,000 and a decrease in total interest expense of $21,000. The net interest margin for the six months ended December 31, 1997 was 3.25% compared to 2.66% for the six months ended December 31, 1996. This increase in net interest income and net interest margin is due to an increase in the average volume of interest-earning assets, combined with a decrease in the average rate paid on interest-bearing liabilities. One cause for the increase in average interest-earning assets when comparing the six months ended December 31, 1997 to the six months ended December 31, 1996 was the acquisition of the subsidiary, Heritage Bank, FSB in May of 1996. The average volume of interest-earning assets increased from $167.9 million for the six months ended December 31, 1996 to $193.5 million for the six months ended December 31, 1997 which had the effect of increasing total interest income by $1.7 million. The average rate paid on interest-bearing liabilities increased during the six months ended December 31, 1997 to 5.26% from 5.12 for the six months ended December 31, 1996. The increase in the average rate on interest-bearing liabilities had the effect of increasing total interest expense between the six months ended December 31, 1996 and the six months ended December 31, 1997 by approximately $217,000.

     For the six months ended December 31, 1997, the average yield on interest-earning assets was 7.47%, compared to 7.58% for the six months ended December 31, 1996, which had the effect of decreasing total interest income by $214,000. The average volume of interest-bearing liabilities decreased by 3.16%, reflecting the change in deposits and the utilization of liquidity in the implementation of the Bank's long term business plan for growth in its targeted markets. when comparing December 31, 1997 to December 31, 1996. This volume decrease attributed to an decrease in total interest expense of $130,000.

     Provision for Loan Losses. During the year ended June 30, 1997, the Bank's management initiated an extensive internal loan review of all loan files both of the parent and subsidiary. The review resulted in the adoption of more conservative loan loss allowance standards than had been used in the past. This new policy on allowance for loan losses was deemed prudent in establishing credit underwriting standards for future expected lending areas, such as commercial real estate, business and consumer loans, which inherently have more risk. Management made a provision for loan losses in the three months ended December 31, 1997 of $19,500, compared to a provision for loan loss of approximately $143,300 in the six months ended December
31, 1996.    The allowance for loan losses, after this
provision, of $1.5 million, represented 1.47 % of outstanding loans at December 31, 1997. Nonperforming loans as of December 31, 1997 and 1996, as a percent of total loans, remained below 1.0%.

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

     Non-interest Income. Noninterest income is comprised primarily of insurance commissions from sales of credit life insurance, banking service charges, loan origination and commitment fees earned and sales of investment and mortgage-backed securities. Noninterest income for the six months ended December 31, 1997, was $338,800, compared to $222,200 for the six months ended December 31, 1996. This represents an increase of $116,600. This increase is due primarily to increases in loan fees earned as a result of more aggressive lending activities and new fee earning banking services offered by the Bank to its deposit customers. In light of the increasingly competitive markets for deposits and loans, management has recently shifted the Bank's deposit taking and loan origination activities to reflect, among other things, the importance of offering valued customer services that generate additional fee income, and it is expected that management will continue this trend for the foreseeable future.

     Noninterest Expense. The major components of noninterest expense are compensation and benefits paid to the Bank's employees and directors, occupancy expense for ownership and maintenance of the Bank's building and furniture and equipment, and insurance premiums paid to the FDIC for insurance of deposits. Total noninterest expense for the six months ended December 31, 1997 was $2.8 million, compared to $3.2 million for the six months ended December 31, 1996. The decrease was largely due to a one time, special assessment by the FDIC to the Bank to replenish the SAIF depleted by prior years losses in the thrift industry. During the years in which thrifts as an industry suffered many publicized and non-publicized "bailouts" by the SAIF, and its predecessor, the Federal Savings and Loan Insurance Corporation, the deposit insurance fund for the thrift industry was severely depleted. After several years of debate Congress with the assistance of the FDIC, which administers the SAIF, consummated a plan of action to replenish the SAIF to a level of coverage required by statute (the designated reserve ratio of 1.25% of insured deposits) for the remaining covered deposits. The plan of remedy included a one time assessment to each thrift institution based on capital levels and deposits, among other factors. This one time assessment was recognized by the Bank in the three months ended December 31, 1996, in the amount of $889,000 and was expensed in the same period. This assessment was paid November 27, 1996. The effective deposit insurance rate prior to the assessment was .23% compared to a rate of .065% after the assessment. The second largest component of noninterest expense for the six months ended December 31, 1997 was compensation expense, including director and officer retirement plans and other benefits, which totaled $1.5 million, compared to $1.0 million for the six months ended December 31, 1996. This increase was attributable to increases in salary expense due to an increase in personnel for future growth, accrual of contributions to an Employee Stock Ownership Plan established in conjunction with the conversion of the Bank to a stock association, and increased directors fees due to additional time incurred by the Board in evaluating and working
on various strategic plans for the Bank.   During the six month
ended December 31, 1996, amounts were incurred to facilitate the name change of the Bank to HEARTLAND Community Bank. In addition, fees were incurred for personnel placement services to attract key personnel for hire, a computer consultant was engaged to evaluate operating systems and further growth needs, and marketing consultants were approached for market strategies and implementation. These expense categories decreased $60,000 during the six months ended December 31, 1997 compared with the same period in 1996. Overall, noninterest expense increased for the six month period ended December 31, 1997, compared to the six month-period ended December 31, 1996, by approximately $390,000, exclusive of the FDIC one time, special assessment.

     Included in noninterest expenses for the six months ended December 31, 1997 was a charge for the amortization of goodwill of $81,000, which resulted from the acquisition of the subsidiary bank during the year ended June 30, 1996. The amortization will be $162,200 per year over a ten year period, subsequent to June 30, 1997, and is not expected to have a material effect on the future earnings of the Bank.

     In light of the substantial costs associated with the recent, pending and planned expansions of the Bank's activities, facilities and staff, including the additional costs associated with adding staff, building or renovating branches, introducing new deposit and loan products and services and implementing the planned stock benefit plans after the Conversion, it is expected that the Bank's noninterest expense levels may remain somewhat high relative to the historical levels for the Bank, as well as the prevailing levels for institutions that are not undertaking such expansions, for an indefinite period of time, as management implements the Bank's business strategy. Among the activities planned are increased loan originations in the areas of multi-family residential, commercial real estate, commercial business and consumer loans. Customer products to be introduced include ATM and debit cards and an expanded deposit account mix. In addition, two new branch facilities were constructed and completed in the quarter ended September 30, 1997. Other existing facilities will be renovated to attract and serve an increased customer base.

     Income Taxes. The effective income tax rate for the Bank for the three months ended December 31, 1997 and 1996 was 38.3% which includes federal and Arkansas tax components. A tax benefit of $392,000 for 1996 and an expense of $275,000 for 1997 was recognized, resulting in an increase of $667,000.

SOURCES OF CAPITAL AND LIQUIDITY

     The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations. This requirement which may be varied at the discretion of the OTS depending on economic conditions and deposit outflows, is based upon a percentage of deposits and short term borrowings. Current OTS regulations require that a savings association maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. At December 31, 1997, the Bank's liquidity, as measured for regulatory purposes, was 20.1%, or $25.4 million in excess of the minimum OTS liquidity requirement of 5%, and 10.0% or $13.3 million in excess of the OTS short term liquidity requirement of 1%. Management of the Bank seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing and in order to meet funding needs of loan commitments. Historically, the Bank has been able to meet its liquidity demands through internal sources of funding supplemented from time to time by advances from the FHLB of Dallas.

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

     The Bank has also designated certain securities as available for sale in order to meet liquidity demands. At December 31, 1997, the Bank had designated securities with a fair value of approximately $42.9 million as available for sale. In addition to internal sources of funding, the Bank as a member of the FHLB has substantial borrowing authority with the FHLB. The Bank's use of a particular source of funds is based on need, comparative total costs and availability.

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

     At December 31, 1997, the Bank had outstanding $6.8 million in commitments to originate loans (including unfunded portions of construction loans) and $35,000 in unused lines of credit. At the same date, the total amount of certificates of deposit which were scheduled to mature in one year or less was $59.2 million. Management anticipates that the Bank will have adequate resources to meet its current commitments through internal funding sources described above. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

     Management is not aware of any current recommendations by its regulatory authorities, legislation, competition, trends in interest rate sensitivity, new accounting guidance or other material events and uncertainties that would have a material effect on the Bank's ability to meet its liquidity demands.

YEAR 2000 COMPLIANCE


As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operations of the Corporation.

All of the material computer programs of the Company that could be affected by this problem are provided by major third party vendors. Currently, the Company is in the process of replacing/upgrading all computer systems and programs, as well as most equipment, in order to provide cost-effective and efficient delivery of services to its customers, information to management, and to provide additional capacity for processing information and transactions due to acquisitions. The third party vendors of the Company have advised the Company that all such computer systems and programs will be year 2000 compliant. However, if the third party vendors are unable to resolve year 2000 issues in time, the Company would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operations of the Company.

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk
--------------------------------------------------------

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

                           HCB BANCSHARES, INC.
                           Registrant



Date:  February 17, 1998   By: /s/ Vida H. Lampkin
                              ----------------------------------
                              Vida H. Lampkin
                              Chairman, President and
                                Chief Executive Officer


Date:  February 17, 1998   By: /s/ J. Marcie Ainsworth
                              ----------------------------------
                              J. Marcie Ainsworth
                              Vice President and
                              Chief Financial Officer