Form 10-Q/A
period 1997-12-31
HCB BANCSHARES INC
filed 1998-04-27
CIK 1029740

                        FORM 10-Q

                     (Amendment No. 1)

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

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations


SIGNATURES

                    HCB BANCSHARES, INC.
                     AND SUBSIDIARIES

         Consolidated Statements of Financial Condition
             December 31, 1997 and June 30, 1997
                       (Unaudited)

                           ASSETS
                           ------

                                                     December 31,        June 30,
                                                        1997               1997
                                                     ------------     -----------
Cash on hand                                        $  1,254,749       1,182,210
Interest-bearing deposits                             13,275,222      18,273,882
Investment securities available for sale              18,058,109      16,155,755
Mortgage-backed securities
      Available for sale                              24,862,402      20,090,406
      Held to maturity (estimated market value of     31,870,684      35,869,295
       $39,028,601 and $36,194,353, respectively)
Stock in Federal Home Loan Bank                        1,269,500       1,246,500
Loans receivable (net of allowance of $1,502,149     104,515,970      98,642,635
  and $1,492,473, respectively)
Accrued interest receivable                            1,476,726       1,339,455
Foreclosed assets                                          7,063          36,179
Land held for sale                                       130,000         130,000
Premises and equipment                                 3,896,170       2,778,006
Goodwill                                               1,334,131       1,415,223
Prepaid expenses and other assets                      2,993,710       3,206,232
                                                    ------------     -----------
                                                    $204,944,436     200,365,778
                                                    ============     ===========

See accompanying notes to condensed consolidated financial statements.

                  HCB BANCSHARES, INC.
                   AND SUBSIDIARIES
       Consolidated Statements of Financial Condition
           December 31, 1997 and June 30, 1997
                      (Unaudited)

         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     December 31,       June 30,
                                                         1997            1997
                                                     ------------     -----------

Liabilities
      Deposits                                       $148,457,790     151,208,763
      Advances from borrowers for
       taxes, insurance and other                         254,272         209,140
      Borrowings from Federal Home Loan Bank           16,109,072      10,000,000
      Accrued interest payable                            353,096         410,477
      Accrued expenses and other liabilities            1,551,973         797,885
                                                     ------------    ------------
          Total liabilities                           166,726,203     162,626,265
                                                     ------------    ------------

Stockholders' equity
      Common stock, $.01 par value; authorized
       10,000,000 share; issued and
       outstanding 2,645,000 shares                         2,645           2,645
      Additional paid-in capital                       25,751,381      25,794,471
      Note receivable from ESOP                        (2,116,000)     (2,116,000)
      Retained earnings                                14,436,327      14,091,750
      Unrealized gain(loss) on securities
       available for sale, net                            143,880         (33,353)
                                                     ------------    ------------
          Total stockholders' equity                   38,218,233      37,739,513
                                                     ------------    ------------
                                                     $204,944,436     200,365,778
                                                     ============    ============

See accompanying notes to condensed consolidated financial statements.

                     HCB BANCSHARES, INC.
                      AND SUBSIDIARIES
            Consolidated Statements of Operations
          For the Three Months and Six Months Ended
                 December 31, 1997 and 1996
                        (Unaudited)

                                      Three Months Ended      Six Months Ended
                                          December 31,           December 31,
                                      -------------------     -------------------
                                       1997         1996       1997         1996
                                      -------     --------    -------     -------
Interest income
  Loans                               $2,143,096   2,033,513  4,309,330   3,869,580
  Investment securities                  312,472     277,711    648,435     392,565
  Mortgage-backed securities             857,442     894,843  1,745,836   1,837,282
  Other interest income                  285,661      66,643    573,116     263,226
                                      ----------   ---------  ---------   ---------
     Total interest income             3,598,671   3,272,710  7,276,720   6,362,653
                                      ----------   ---------  ---------   ---------
Interest expense
  Deposits                             1,842,660   1,862,530  3,711,130   3,757,994
  Borrowings from FHLB                   196,916     173,991    353,278     329,926
  Other interest                           6,000       8,027     13,000      10,000
                                      ----------   ---------  ---------   ---------
     Total interest expense            2,045,576   2,044,548  4,077,408   4,097,920
                                      ----------   ---------  ---------   ---------
     Net interest income               1,553,095   1,228,162  3,199,312   2,264,733
Provision for loan losses                  4,451      15,927     24,000     143,324
                                      ----------   ---------  ---------   ---------
     Net interest income after
         provision for loan losses     1,548,644   1,212,235  3,175,312   2,121,409
                                      ----------   ---------  ---------   ---------
Noninterest income
  Service fees on deposits                71,669      59,547    127,021      89,091
  Other service fees and
    commissions                            6,571       2,132     16,730       3,932
  Gains on sales of assets
    available for sale or held
    for sale                              11,823       1,310     26,930       1,310
  Gain(loss) on foreclosed assets,
    net                                   11,086       4,856     12,437       2,500
  Loan fees earned                        43,966      41,569     94,618      66,927
      Other income, net                   39,813      40,119     61,064      58,434
                                      ----------   ---------  ---------   ---------
     Total noninterest income            184,928     149,533    338,800     222,194
                                      ----------   ---------  ---------   ---------

See accompanying notes to consolidated financial statements.

                     HCB BANCSHARES, INC.
                      AND SUBSIDIARIES
            Consolidated Statements of Operations
          For the Three Months and Six Months Ended
                 December 31, 1997 and 1996
                        (Unaudited)

                                      Three Months Ended      Six Months Ended
                                          December 31,           December 31,
                                      -------------------     -------------------
                                       1997         1996       1997         1996
                                      -------     --------    -------     -------
Noninterest expense
  Compensation, payroll taxes and
    fringe benefits                    753,005     553,423    1,482,582  1,026,604
  Occupancy and equipment              138,228     101,838      276,496    195,754
  Communication, postage, printing
     and office supplies               114,612      80,514      217,002    163,928
  Deposit and other insurance
     premiums                           41,205      95,211       81,015  1,078,007
  Advertising                           43,810      89,124       80,302    128,032
  Expenses of officers, directors
    and employees, including
    directors' fees                     67,325      58,663      123,350     81,030
  Data processing expense              103,773     101,703      185,258    161,730
  Professional fees                    135,965      90,331      196,696    208,338
  Other expenses                        65,215     180,694      133,290    231,866
                                    ----------   ---------    ---------  ---------
     Total noninterest expense       1,463,048   1,351,501    2,775,991  3,275,289
                                    ----------   ---------    ---------  ---------
     Income (loss) before income tax
        expense (benefit)              270,524      10,267      738,121   (931,686)
Income tax expense(benefit)             99,286     (31,176)     274,704   (391,850)
                                    ----------   ---------    ---------  ---------
     Net income(loss)               $  171,238      41,443      463,417   (539,836)
                                    ==========   =========    =========  =========
Earnings per common share           $     0.07         N/A    $    0.18        N/A
                                    ==========   =========    =========  =========

See accompanying notes to consolidated financial statements.

                     HCB BANCSHARES, INC.
                      AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
          For the Three Months and Six Months Ended
                 December 31, 1997 and 1996
                        (Unaudited)

                                             Three Months Ended      Six Months Ended
                                                 December 31,           December 31,
                                             -------------------     -------------------
                                              1997         1996       1997         1996
                                             -------     --------    -------     -------
Cash flows from operating activities
Net income(loss)                             $171,198     41,443     463,417     (539,836)

Adjustments to reconcile net income to
  cash provided by operating activities:
  Depreciation                                 71,782     46,905     147,111       90,007
  Amortization (accretion) of
  Deferred loan origination fees               (5,824)    18,993       9,809       18,993
  Goodwill                                     49,908     40,019      81,092       80,037
  Premiums and discounts on loans              (1,634)      (531)     (3,269)        (531)
  Premiums and discounts on
    mortgage-backed securities and
    investment securities                      81,704     47,217      98,972       86,636
     Deferred income taxes                         --    (35,414)         --      (35,414)
     Provision for loan losses                  4,451     15,927      24,000      143,324
     Provision for loss on foreclosed
       assets                                      --     15,247          --       15,247

   (Gain) loss on disposition of
      other assets                            (13,647)     6,236     (13,962)       3,118
    Net (gain) loss on sale of assets held
      for sale or available for sale          (26,930)        --     (26,930)          --
    Increase in accrued  interest
      receivable                             (127,815)   (59,077)   (137,271)    (175,127)
    Decrease in other assets                1,353,987    304,001     212,522        1,499
    Decrease in accrued interest payable       (5,827)   (26,703)    (57,381)      (3,825)
    Increase (decrease) in other
      liabilities                          (1,139,771)  (966,070)    754,088     (241,255)
    Increase in prepaid income taxes               --   (400,734)         --     (400,734)
                                           ---------- ----------  ----------   ----------
        Net cash provided (used) by
           operating activities               411,582   (952,541)  1,552,198     (957,861)

Cash flows from investing activities:
   Net change in loans                    ( 7,318,951)(6,844,198) (8,120,718) (12,176,436)
   Purchase of loans                               -- (1,304,560)         --   (1,304,560)
   Proceeds from sales of loans             1,364,067  1,410,336   2,122,353    1,410,336
   Purchases of investment securities
      available for sale                  (10,779,062)(5,013,700)(21,817,948) (17,208,700)

   Principal payments on investment
      securities and mortgage-backed
      and related securities                9,153,299 11,814,337  19,335,497   15,246,037

See accompanying notes to consolidated financial statements

                     HCB BANCSHARES, INC.
                      AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
          For the Three Months and Six Months Ended
                 December 31, 1997 and 1996
                        (Unaudited)

                                             Three Months Ended      Six Months Ended
                                                 December 31,           December 31,
                                             -------------------    ---------------------
                                              1997         1996       1997         1996
                                             -------     --------   -------     ---------
  Purchase of stock in FHLB                   (18,800)         --      (23,000)         --
  Purchases of property and equipment        (294,815)   (269,367)  (1,228,744) (1,455,316)
  Proceeds from sale of foreclosed assets     108,693          --      121,044          --
  Proceeds from sale of other assets            1,525          --        1,525       3,215
  Dividends paid                             (132,250)         --     (132,250)         --
                                           ----------  ----------   ---------- -----------
      Net cash used by investing
        activities                         (7,916,294)   (207,152)  (9,742,241)(15,485,424)
                                           ----------  ----------   ---------- -----------

Cash flows from financing activities:
  Net increase (decrease) in deposits           3,069   4,093,207   (2,750,973)  5,346,700
  Increase (decrease) in advance payments
     from borrowers for property taxes
     and insurance                            (40,578)    (42,144)      26,726          --
  Net borrowings from FHLB                  6,109,072          --    6,109,072          --
  Increase (decrease) in other borrowings          --          --      (80,000)    400,000
  Cost of issuance of common stock                 --          --      (40,903)         --
                                           ----------  ----------   ---------- -----------
      Net cash provided by
         Financing activities               6,071,563   4,051,063    3,263,922   5,746,700

Net increase(decrease) in cash             (1,433,149)  2,891,370   (4,926,121)(10,696,585)

Cash and due from banks,
    beginning of period                    15,963,120   3,703,927   19,456,092  17,291,882
                                          -----------  ----------   ---------- -----------
Cash and due from banks,
    end of period                         $14,529,971   6,595,297   14,529,971   6,595,297
                                          ===========  ==========   ========== ===========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
  Cash paid during the period for:
     Interest                             $ 2,037,659   2,087,330    4,134,789   4,101,745
                                          ===========  ==========   ========== ===========

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

Note 4   Sale of Subsidiary

On November 19, 1997, the Bank entered into an agreement to sell all of the shares of stock of Heritage Banc Holding, Inc., parent of HEARTLAND Community Bank, FSB ("FSB"), subject to
approval of the transaction by the OTS.    Pursuant
to the terms of the agreement, the Bank will acquire the loans and certain other assets and liabilities of the Little Rock, Arkansas branch of FSB and all assets and liabilities of the Monticello, Arkansas branch and the Bryant, Arkansas loan
production offices of FSB.   Approval of the transaction was
granted in February, 1998 with an anticipated closing date of February 20, 1998.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1997 AND JUNE
30, 1997

     The Company had total assets of $204.9 million and $200.4 million at December 31, 1997 and June 30, 1997, respectively. During the six month period ended December 31, 1997 the Bank experienced an increase in its loan portfolio from $98.6 million at June 30, 1997, to $104.5 million. This increase is due to the positive results realized from the implementation of the Bank's long term business plan for growth in its targeted markets of commercial, consumer and multi-family lending along with natural growth. During this same period, investment and mortgage-backed securities and other short-term interest-earning assets fluctuated between $90.4 million at June 30, 1997 and $88.1 million at December 31, 1997. Investment securities and other short-term interest-earning deposits tend to vary in conjunction with variations in savings activity. Additionally, the Bank expended approximately $1.2 million to purchase computer and network equipment, furnishings and make improvements to existing facilities during the six-month period ended December 31, 1997, to consummate management's planned growth projections.

     Deposits decreased  from $151.2 million at June 30, 1997
to $148.5 million at December 31, 1997. This decrease in deposits of $2.7 million resulted from increased competition in the Bank's main market area of Camden, Arkansas and the announcement of the proposed sale of the deposits at the Little
Rock branch.   The Bank's level of deposits has been sufficient
to fund its loan demand and provide for adequate liquidity. During the six-month period ended December 31, 1997 and the year ended June 30, 1997, the Bank utilized a credit line with the FHLB of Dallas to obtain advances. The outstanding balances of FHLB advances were $16.1 million and $10.0 million at December 31, 1997 and June 30, 1997, respectively. These advances were utilized to reduce interest rate risk by better matching rates and maturities of existing interest-earning assets and interest-bearing liabilities.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX  MONTHS ENDED
DECEMBER 31, 1997 AND 1996

     Net Income (Loss). Net income for the three months ended December 31, 1997 was $463,000 compared to a loss of $540,000 for the six months ended December 31, 1996. The changes were attributable to a non-recurring one time, special deposit insurance assessment of $889,000 and professional fees of $148,000, incurred in the six months ended December 31, 1996, an increase in net interest income of $900,000 and an increase in noninterest income of $117,000 for the six months ended December 31, 1997, as compared to the six months ended December 31, 1996. Income tax expense for the six months ended December 31, 1997 was a tax expense of $275,000 compared to a tax benefit of $392,000 for the six months ended December 31, 1996.

     Net Interest Income. Net interest income for the six months ended December 31, 1997 was $3.2 million, an increase of 41.27% when compared to net interest income of $2.3 million for the six months ended December 31, 1996. This increase was attributable to an increase in total interest income of $914,000 and a decrease in total interest expense of $21,000. The net interest margin for the six months ended December 31, 1997 was 3.25% compared to 2.66% for the six months ended December 31, 1996. This increase in net interest income and net interest margin is due to an increase in the average volume of interest-earning assets, combined with an increase in the average rate paid on interest-earning assets. One cause for the increase in average interest-earning assets when comparing the six months ended December 31, 1997 to the six months ended December 31, 1996 was the acquisition of the subsidiary, Heritage Bank, FSB in May of 1996. The average volume of interest-earning assets increased from $167.9 million for the six months ended December 31, 1996 to $193.5 million for the six months ended December 31, 1997 which had the effect of increasing total interest income by $827,000. The average rate paid on interest-bearing liabilities increased during the six months ended December 31, 1997 to 5.22% from 5.17% for the six months ended December 31, 1996. The increase in the average rate on interest-bearing liabilities had the effect of increasing total interest expense between the six months ended December 31, 1996 and the six months ended December 31, 1997 by approximately $60,000.

     For the six months ended December 31, 1997, the average yield on interest-earning assets was 7.52%, compared to 7.48% for the six months ended December 31, 1996, which had the effect of increasing total interest income by $120,000. The average volume of interest-bearing liabilities decreased by 3.16%, reflecting the change in deposits and the utilization of liquidity in the implementation of the Bank's long term business plan for growth in its targeted markets. when comparing December 31, 1997 to December 31, 1996. This volume decrease attributed to an decrease in total interest expense of $81,000.

     Provision for Loan Losses. During the year ended June 30, 1997, the Bank's management initiated an extensive internal loan review of all loan files both of the parent and subsidiary. The review resulted in the adoption of more conservative loan loss allowance standards than had been used in the past. This new policy on allowance for loan losses was deemed prudent in establishing credit underwriting standards for future expected lending areas, such as commercial real estate, business and consumer loans, which inherently have more risk. Management made a provision for loan losses in the six months ended December 31, 1997 of $24,000, compared to a provision for loan loss of approximately $143,300 in the six months ended December
31, 1996.    The allowance for loan losses, after this
provision, of $1.5 million, represented 1.47 % of outstanding loans at December 31, 1997. Nonperforming loans as of December 31, 1997 and 1996, as a percent of total loans, remained below 1.0%.

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

                           HCB BANCSHARES, INC.
                           Registrant



Date:  April __, 1998     By: /s/ Vida H. Lampkin
                              ----------------------------------
                              Vida H. Lampkin
                              Chairman, President and
                                Chief Executive Officer


Date:  April __, 1998     By: /s/ J. Marcie Ainsworth
                              ----------------------------------
                              J. Marcie Ainsworth
                              Vice President and
                              Chief Financial Officer