Form 10-Q
period 1998-03-31
HCB BANCSHARES INC
filed 1998-05-15
CIK 1029740

             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

Mark One
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1998

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

         Item 1.  Financial Statements

                 Consolidated Statements of Financial Condition
                   March 31, 1998 (Unaudited) and June 30,
                   1997

                 Consolidated Statements of Operations
                   (Unaudited) Three Months and Nine Months
                   Ended March 31, 1998 and 1997

                 Consolidated Statements of Cash Flows
                   (Unaudited) Three Months and Nine Months
                   Ended March 31, 1998 and 1997

                 Consolidated Statements of Comprehensive Income
                   (Loss) Three Months and Nine Months Ended
                   March 31, 1998 and 1997

                 Notes to Consolidated Financial Statements
                   (Unaudited)

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 3.  Defaults upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security
                  Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                    HCB BANCSHARES, INC.
                     AND SUBSIDIARIES

         Consolidated Statements of Financial Condition
               March 31, 1998 and June 30, 1997
                       (Unaudited)

                           ASSETS
                           ------

                                                      March 31,           June 30,
                                                        1998               1997
                                                     ------------     -----------
Cash on hand                                        $  1,352,778       1,182,210
Interest-bearing deposits                              6,071,051      18,273,882
Investment securities available for sale              32,342,554      16,155,755
Mortgage-backed securities
      Available for sale                              35,496,381      20,090,406
      Held to maturity (estimated market value of     29,649,003      35,869,295
       $30,464,365 and $36,194,353, respectively)
Stock in Federal Home Loan Bank                        2,099,800       1,246,500
Loans receivable (net of allowance of $1,484,603     106,288,482      98,642,635
  and $1,492,473, respectively)
Accrued interest receivable                            1,370,064       1,339,455
Foreclosed assets                                         33,501          36,179
Land held for resale                                     130,000         130,000
Premises and equipment                                 3,387,354       2,778,006
Goodwill                                                       0       1,415,223
Core deposit intangible                                  450,000               0
Prepaid expenses and other assets                      3,049,170       3,206,232
                                                    ------------     -----------
                                                    $221,720,138     200,365,778
                                                    ============     ===========

See accompanying notes to condensed consolidated financial statements.

                  HCB BANCSHARES, INC.
                   AND SUBSIDIARIES
       Consolidated Statements of Financial Condition
            March 31, 1998 and June 30, 1997
                      (Unaudited)

         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       March 31,        June 30,
                                                         1998            1997
                                                     ------------     -----------

Liabilities
      Deposits                                       $141,017,148    151,208,763
      Advances from borrowers for
       Taxes, insurance and other                         355,337         209,140
       Borrowings from Federal Home Loan Bank          40,047,438      10,000,000
      Accrued interest payable                            294,498         410,477
      Accrued expenses and other liabilities            1,719,929         797,885
                                                     ------------    ------------
          Total liabilities                           183,434,350     162,626,265
                                                     ------------    ------------

Stockholders' equity
      Common stock, $.01 par value; authorized
       10,000,000 share; issued and
       outstanding 2,645,000 shares                         2,645           2,645
      Additional paid-in capital                       25,494,132      25,794,471
      Note receivable from ESOP                        (2,116,000)     (2,116,000)
      Retained earnings                                14,841,328      14,091,750
      Accumulated other comprehensive income               63,683         (33,353)
                                                     ------------    ------------
          Total stockholders' equity                   38,285,788      37,739,513
                                                     ------------    ------------
                                                     $221,720,138     200,365,778
                                                     ============    ============

See accompanying notes to condensed consolidated financial statements.

                     HCB BANCSHARES, INC.
                      AND SUBSIDIARIES
            Consolidated Statements of Operations
          For the Three Months and Nine Months Ended
                  March 31, 1998 and 1997
                        (Unaudited)

                                      Three Months Ended      Nine Months Ended
                                           March 31,               March 31,
                                      -------------------     -------------------
                                       1998         1997       1998         1997
                                      -------     --------    -------     -------
Interest income
  Loans                               $  936,540   2,043,707  5,245,870   5,913,287
  Investment securities                  317,915     231,595    966,350     624,160
  Mortgage-backed securities           1,021,289     857,210  2,767,125   2,694,492
  Other interest income                  163,475     100,781    736,594     364,007
                                      ----------   ---------  ---------   ---------
     Total interest income             2,439,219   3,233,293  9,715,939   9,595,946
                                      ----------   ---------  ---------   ---------
Interest expense
  Deposits                             1,048,382   1,872,763  4,759,512   5,630,757
  Borrowings from FHLB                   444,028     152,963    797,306     482,889
  Other interest                           4,000      10,000     17,000      20,000
                                      ----------   ---------  ---------   ---------
     Total interest expense            1,496,410   2,035,726  5,573,818   6,133,646
                                      ----------   ---------  ---------   ---------
     Net interest income                 942,809   1,197,567  4,142,121   3,462,300
Provision for loan losses                 (4,000)     24,820     20,000     168,144
                                      ----------   ---------  ---------   ---------
     Net interest income after
         provision for loan losses       946,809   1,172,747  4,122,121   3,294,156
                                      ----------   ---------  ---------   ---------
Noninterest income
  Service fees on deposits                 8,442      64,858    152,193     153,949
  Gains (losses) on sales of assets
    available for sale or held
    for sale                               5,848     (22,525)    32,778     (21,215)
  Other income, net                      (28,951)    (45,093)   139,168      86,700
                                      ----------   ---------  ---------   ---------
     Total noninterest income            (14,661)     (2,760)   324,139     219,434
                                      ----------   ---------  ---------   ---------
Noninterest expense

  Compensation, payroll taxes and
     fringe benefits                     299,972     583,764  1,782,554   1,610,368

  Occupancy and equipment                 20,750      95,307    297,246     291,061

See accompanying notes to consolidated financial statements.

                     HCB BANCSHARES, INC.
                      AND SUBSIDIARIES
            Consolidated Statements of Operations
          For the Three Months and Nine Months Ended
                   March 31, 1998 and 1997
                        (Unaudited)

                                      Three Months Ended      Nine Months Ended
                                           March 31,              March 31,
                                      -------------------     -------------------
                                       1998         1997       1998         1997
                                      -------     --------    -------     -------
   Deposit insurance premiums           10,150      5,9923       68,037  1,060,711
   Data processing expense              19,628     143,146      204,886    272,336
   Other expenses                      188,241      90,671      962,009    959,693
                                    ----------   ---------    ---------  ---------
   Total noninterest expense           538,741     918,880    3,314,732  4,194,169
                                    ----------   ---------    ---------  ---------
Income (loss) before income tax
        expense (benefit)              393,407     251,107    1,131,528   (680,579)
Income tax expense(benefit)            111,566     129,950      386,270   (261,900)
                                    ----------   ---------    ---------  ---------
     Net income(loss)               $  281,841     121,157      745,258   (418,679)
                                    ==========   =========    =========  =========
Earnings per common share           $     0.11         N/A    $    0.28        N/A
                                    ==========   =========    =========  =========

See accompanying notes to consolidated financial statements.

                     HCB BANCSHARES, INC.
                      AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
          For the Three Months and Nine Months Ended
                   March 31, 1998 and 1997
                        (Unaudited)

                                             Three Months Ended      Nine Months Ended
                                                  March 31,               March 31,
                                             -------------------     -------------------
                                              1998         1997       1998         1997
                                             -------     --------    -------     -------
Cash flows from operating activities
Net income(loss)                             $281,841    121,157     745,258     (418,679)

Adjustments to reconcile net income to
  cash provided by operating activities:
  Depreciation                                 23,810     32,204     170,921      122,211
  Amortization (accretion) of
    Deferred loan origination fees             (1,559)    36,092       8,250       36,092
    Goodwill                                  (81,092)    40,018          --      120,055
    Premiums and discounts on loans             2,806     (2,041)       (463)      (2,572)
    Premiums and discounts on
      mortgage-backed securities and
      investment securities                    45,090     28,883     144,062      115,519
   Deferred income taxes                           --    (22,572)         --      (57,986)

   Provision for loan losses                   (4,000)    24,819      20,000      168,143
   Provision for loss on foreclosed
       assets                                      --         --          --       15,247
   (Gain) loss on disposition of
      other assets                              3,107         --     (10,855)       3,118
    Net (gain) loss on sale of assets held
      for sale or available for sale           (5,848)        --     (32,778)          --
    Increase in accrued  interest
      receivable                              106,662     82,361     (30,609)     (92,766)
    Decrease in other assets                  (55,460)  (278,059)    157,062     (294,498)
    Decrease in accrued interest payable     (237,117)   (11,317)   (294,498)     (15,142)
    Increase (decrease) in other
      liabilities                             167,956    134,106     922,044     (107,149)
    Increase in prepaid income taxes               --   (186,370)         --     (214,364)
                                           ---------- ----------  ----------   ----------
        Net cash provided (used) by
           operating activities               246,196    374,243   1,798,394     (583,618)
                                           ---------- ----------  ----------   ----------
Cash flows from investing activities:
   Net change in loans                        523,644    761,414  (7,637,977) (11,415,022)
   Purchase of loans                               --   (950,000)         --   (2,254,560)
   Proceeds from sales of loans             1,789,989         --   3,912,342    1,410,336
   Proceeds from sale of investment
     securities available for sale                 --  2,576,477          --    2,576,477
   Purchases of investment securities
      available for sale                  (29,797,050)(5,851,810)(51,614,998) (23,060,510)
   Principal payments on investment
      securities and mortgage-backed
      and related securities                6,880,169  2,836,956  26,215,666   18,082,993

See accompanying notes to consolidated financial statements

                     HCB BANCSHARES, INC.
                      AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
          For the Three Months and Nine Months Ended
                   March 31, 1998 and 1997
                        (Unaudited)

                                              Three Months Ended       Nine Months Ended
                                                  March 31,                March 31,
                                             -------------------    ---------------------
                                              1998         1997       1998         1997
                                             -------     -------    -------     ---------
  Purchase of stock in FHLB                  (830,800)         --     (853,000)         --
  Purchases of property and equipment      (1,357,128)   (400,802)  (2,585,872) (1,856,118)
  Proceeds from sale of foreclosed assets     108,693          --      121,044          --
  Proceeds from sale of subsidiary          3,100,000          --    3,100,000          --
  Investment in subsidiary sold            (3,100,000)         --   (3,100,000)         --
  Proceeds from sale of other assets               --          --        1,525       3,215
  Purchase of branch assets                (9,944,624)         --   (9,944,624)         --
  Purchase of core deposit intangible        (450,000)         --     (450,000)         --
  Dividends paid                             (132,250)         --     (264,500)         --
                                          -----------  ----------  ----------- -----------
      Net cash used by investing
        activities                        (33,383,247) (1,027,765) (43,166,391)(16,513,189)
                                          -----------  ----------  ----------- -----------

Cash flows from financing activities:
  Net increase (decrease) in deposits       1,907,375   3,519,724     (843,598)  8,866,424
  Increase (decrease) in advance payments
     from borrowers for property taxes
     and insurance                            119,471     274,105      146,197     274,105
  Net borrowings from FHLB                 23,938,366          --   30,047,438          --
  Increase (decrease) in other borrowings          --          --      (80,000)    400,000
  Cost of issuance of common stock                 --          --      (40,903)         --
                                          -----------  ----------  ----------- -----------
      Net cash provided by
         Financing activities              25,965,212   3,793,829   29,270,037   9,540,529
                                          -----------  ----------  ----------- -----------

Net increase(decrease) in cash             (7,106,142)  3,140,307  (12,032,263) (7,556,278)

Cash and due from banks,
    beginning of period                    14,529,971   6,595,297   19,456,092  17,291,882
                                          -----------  ----------   ---------- -----------
Cash and due from banks,
    end of period                         $ 7,423,829   9,735,604    7,423,829   9,735,604
                                          ===========  ==========   ========== ===========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
  Cash paid during the period for:
     Interest                             $   916,985   2,027,043    5,051,774   4,807,394
                                          ===========  ==========   ========== ===========

See accompanying notes to consolidated financial statements.

                     HCB BANCSHARES, INC.
                      AND SUBSIDIARIES
     Consolidated Statements of Comprehensive Income (Loss)
          For the Three Months and Nine Months Ended
                   March 31, 1998 and 1997
                        (Unaudited)

                                             Three Months Ended      Nine Months Ended
                                                  March 31,               March 31,
                                             -------------------     -------------------
                                              1998         1997       1998         1997
                                             -------     --------    -------     -------
Net income (loss)                            $ 281,841   121,157     745,258     (418,679)

Comprehensive income:
  Unrealized holding gain (loss)
    on available for sale securities          (129,958)  137,762     103,197     (158,311)
                                             ---------   -------     -------     --------
  Comprehensive income (loss) before
    tax expense (benefit)                      151,883   258,919     848,455     (576,990)

Income tax expense (benefit)                    44,186    46,839      39,514      (53,826)
                                             ---------   -------     -------     --------
  Net comprehensive income (loss)            $ 107,697   212,080     808,941     (523,164)
                                             =========   =======     =======     ========

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

Note 2   Basis of Consolidation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Bank's audit report for the year ended June 30, 1997, such information and footnotes have not been duplicated herein. All material intercompany balances and transactions have been eliminated in the consolidation. The unaudited statements reflect all adjustments, consisting of normal recurring accruals, which are in the opinion of management, necessary for fair presentation of the results of operations, changes in equity and cash flows for the three months and nine months periods ended March 31, 1998 and 1997. The statements of operations for the three-month and nine-month periods ended March 31, 1998, are not necessarily indicative of the results which may be expected for the entire year.

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

Note 3   Sale of Subsidiary

On November 19, 1997, the Bank entered into an agreement to sell all of the shares of stock of Heritage Banc Holding, Inc., parent of HEARTLAND Community Bank, FSB ("FSB"), subject to approval of the transaction by the OTS. Approval of the transaction was granted in February, 1998 and the transaction was completed on February 23, 1998. Pursuant to the terms of the agreement, the Bank acquired the loans and certain other assets and liabilities of the Little Rock, AR branch of FSB and all assets and liabilities of the Monticello, AR branch and the Bryant, AR loan production office of FSB immediately after the sale of the holding company.

Note 4   Adoption of Statement of Financial Accounting Standard
         No. 130

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," on January 1, 1998. The standard establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Prior period financial statements presented have been reclassified for comparative purposes.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND JUNE 30,
1997

     The Company had total assets of $221.7 million and $200.4 million at March 31, 1998 and June 30, 1997, respectively. During the nine month period ended March 31, 1998 the Bank experienced an increase in its loan portfolio from $98.6 million at June 30, 1997, to $106.3 million. This increase is due to the positive results realized from the implementation of the Bank's long term business plan for growth in its targeted markets of commercial, consumer and multi-family lending along with natural growth. During this same period, investment and mortgage-backed securities and other short-term interest-earning assets fluctuated between $90.4 million at June 30, 1997 and $103.6 million at March 31, 1998. Investment securities and other short-term interest-earning deposits tend to vary in conjunction with variations in savings activity. Additionally, the Bank expended approximately $2.6 million to purchase computer and network equipment, furnishings and make improvements to existing facilities during the nine-month period ended March 31, 1998, to consummate management's planned growth projections.

     Deposits decreased from $151.2 million at June 30, 1997 to $141.0 million at March 31, 1998. This decrease in deposits of $10.2 million resulted from increased competition in the Bank's main market area of Camden, Arkansas and the sale of $9.4 million in deposits at the Little Rock, Arkansas branch sold to
the Bank of the Ozarks.   The Bank's level of deposits has been
sufficient to fund its loan demand and provide for adequate liquidity. During the nine-month period ended March 31, 1998 and the year ended June 30, 1997, the Bank utilized a credit line with the FHLB of Dallas to obtain advances to implement its plan of pursuing a more aggressive investing program. The outstanding balances of FHLB advances were $40.0 million and $10.0 million at March 31, 1998 and June 30, 1997, respectively. These advances were utilized to reduce interest rate risk by better matching rates and maturities of existing interest-earning assets and interest-bearing liabilities.

     Equity amounted to $38.3 million at March 31, 1998, and to $37.7 million at June 30, 1997, respectively. The changes in equity were due solely to the Bank's net income earned for such periods. At June 30, 1997, the Bank's regulatory capital substantially exceeded all applicable regulatory capital requirements. Regulatory capital levels at March 31, 1998 were not substantially different from those at June 30, 1997.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
MARCH 31, 1998 AND 1997

     Net Income (Loss). Net income for the nine months ended March 31, 1998 was $745,300 compared to a loss of $418,700 for the nine months ended March 31, 1997. The changes were attributable to a non-recurring one time, special deposit insurance assessment of $889,000 and professional fees of $306,900, incurred in the nine months ended March 31, 1997, an increase in net interest income of $827,900 and an increase in noninterest income of $104,700 for the nine months ended March 31, 1998, as compared to the nine months ended March 31, 1997. Income tax expense for the nine months ended March 31, 1998 was a tax expense of $386,300 compared to a tax benefit of $261,900 for the nine months ended March 31, 1997.

     Net Interest Income. Net interest income for the nine months ended March 31, 1997 was $4.1 million, an increase of 19.6% when compared to net interest income of $3.4 million for the nine months ended March 31, 1997. This increase was attributable to an increase in total interest income of $120,000 and a decrease in total interest expense of $559,800. The net interest margin for the nine months ended March 31, 1998 was 2.22% compared to 2.41% for the nine months ended March 31, 1997. The increase in net interest income and decrease in net interest margin was due to an increase in the average volume of interest-earning assets combined with a decrease in average volume of deposit liabilities and an increase in the average rate paid on interest bearing liabilities. The average volume of interest-earning assets increased from $170.3 million for the nine months ended March 31, 1997 to $192.2 million for the nine months ended March 31, 1998, which had the effect of increasing
interest income by approximately $411,000.   Average
interest-earning assets increased , in part, when comparing the nine months ended March 31, 1997 to the nine months ended March 31, 1998 as a result of the increased purchases of investment securities and the increase in the average volume of loans receivable. The average rate paid on interest-bearing liabilities increased during the nine months ended March 31, 1998 from 5.10% after the nine month period ended March 31, 1997, to 5.22%. The increase in the average rate on interest-bearing liabilities had the effect of increasing total interest expense between the nine months ended March 31, 1997 and the nine months ended March 31, 1997 by approximately $214,000.

     For the nine months ended March 31, 1998, the average yield on interest-earning assets was 7.46%, compared to 7.51% for the nine months ended March 31, 1997, which had the effect of decreasing total interest income by $24,000. The average volume of interest-bearing liabilities increased by 5.72%, reflecting the change in deposits and the utilization of liquidity in the implementation of the Bank's long term business plan for growth in its targeted markets. when comparing March 31, 1998 to March 31, 1997. This volume increase attributed to a increase in total interest expense of approximately $25,000.

     The average yield on interest-earning assets remained relatively unchanged between the two periods, which is indicative of the fact that the Bank's interest-earning assets are not highly sensitive to the increases in market interest rates which occurred between the two periods. For the nine months ended March 31, 1998, the average yield on interest-earning assets was 2.81% compared to 2.71% for the nine months ended March 31, 1997.

     Provision for Loan Losses. During the year ended June 30, 1997, the Bank's management initiated an extensive internal loan review of all loan files both of the parent and subsidiary. The review resulted in the adoption of more conservative loan loss allowance standards than had been used in the past. This new policy on allowance for loan losses was deemed prudent in establishing credit underwriting standards for future expected lending areas, such as commercial real estate, business and consumer loans, which inherently have more risk. Management made a provision for loan losses in the nine months ended March 31, 1998 of $20,000, compared to a provision for loan loss of approximately $168,100 in the nine months ended March 31, 1997. The allowance for loan losses, after this provision, of $1.5 million, represented 1.38 % of outstanding loans at March 31, 1998. Nonperforming loans as of March 31, 1998 were 1.12% of total loans and below 1.0% at March 31, 1997.

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

     Noninterest Income. Noninterest income is comprised primarily of insurance commissions from sales of credit life insurance, banking service charges, loan origination and commitment fees earned and gains on sales of loans originated for the secondary market. Noninterest income for the nine months ended March 31, 1998, was $324,100, compared to $222,200 for the nine months ended March 31, 1997. This represents an increase of $101,900. This increase is due primarily to increases in loan fees earned as a result of more aggressive lending activities and new fee earning banking services offered by the Bank to its deposit customers. In light of the increasingly competitive markets for deposits and loans, management has recently shifted the Bank's deposit taking and loan origination activities to reflect, among other things, the importance of offering valued customer services that generate additional fee income, and it is expected that management will continue this trend for the foreseeable future.

     Noninterest Expense. The major components of noninterest expense are compensation and benefits paid to the Bank's employees and directors, occupancy expense for ownership and maintenance of the Bank's building and furniture and equipment, and insurance premiums paid to the FDIC for insurance of deposits. Total noninterest expense for the nine months ended March 31, 1998 was $3.3 million, compared to $4.1 million for the nine months ended March 31, 1997. The decrease was largely due to a one time, special assessment by the FDIC to the Bank to replenish the SAIF depleted by prior years losses in the thrift industry. During the years in which thrifts as an industry suffered many publicized and non-publicized "bailouts" by the SAIF, and its predecessor, the Federal Savings and Loan Insurance Corporation, the deposit insurance fund for the thrift industry was severely depleted. After several years of debate Congress with the assistance of the FDIC, which administers the SAIF, consummated a plan of action to replenish the SAIF to a level of coverage required by statute (the designated reserve ratio of 1.25% of insured deposits) for the remaining covered deposits. The plan of remedy included a one time assessment to each thrift institution based on capital levels and deposits, among other factors. This one time assessment was recognized by the Bank in the three months ended March 31, 1997, in the amount of $889,000 and was expensed in the same period. This assessment was paid November 27, 1997. The effective deposit insurance rate prior to the assessment was .23% compared to a rate of .065% after the assessment. The second largest component of noninterest expense for the nine months ended March 31, 1998 was compensation expense, including director and officer retirement plans and other benefits, which totaled $1.8 million, compared to $1.6 million for the nine months ended March 31, 1997. This increase was attributable to increases in salary expense due to an increase in personnel for future growth, accrual of contributions to an Employee Stock Ownership Plan established in conjunction with the conversion of the Bank to a stock association, and increased directors fees due to additional time incurred by the Board in evaluating and working
on various strategic plans for the Bank.   During the nine
months ended March 31, 1997, amounts were incurred to facilitate the name change of the Bank to HEARTLAND Community Bank. In addition, fees were incurred for personnel placement services to attract key personnel for hire, a computer consultant was engaged to evaluate operating systems and further growth needs, and marketing consultants were approached for market strategies and implementation. These expense categories decreased $29,000 during the nine months ended March 31, 1998 compared with the same period in 1997. Overall, noninterest expense increased for the nine month period ended March 31, 1998, compared to the nine month period ended March 31, 1997, by approximately $10,000, exclusive of the FDIC one time, special assessment.

     In light of the substantial costs associated with the recent, pending and planned expansions of the Bank's activities, facilities and staff, including the additional costs associated with adding staff, building or renovating branches, introducing new deposit and loan products and services and implementing the planned stock benefit plans after the Conversion, it is expected that the Bank's noninterest expense levels may remain somewhat high relative to the historical levels for the Bank, as well as the prevailing levels for institutions that are not undertaking such expansions, for an indefinite period of time, as management implements the Bank's business strategy. Among the activities planned are increased loan originations in the areas of multi-family residential, commercial real estate, commercial business and consumer loans. Customer products introduced in the current quarter include ATM and debit cards and an expanded deposit account mix. In addition, two new branch facilities were constructed and completed in the quarter ended September 30, 1997. Other existing facilities will be renovated to attract and serve an increased customer base.

     Income Taxes. The effective income tax rate for the Bank for the nine months ended March 31, 1998 and 1997 was 38.3% which includes federal and Arkansas tax components. A tax benefit of $261,900 for 1997 and an expense of $386,300 for 1998 were recognized, resulting in an increase of $648,200.

SOURCES OF CAPITAL AND LIQUIDITY

     The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations. This requirement which may be varied at the discretion of the OTS depending on economic conditions and deposit outflows, is based upon a percentage of deposits and short term borrowings. Current OTS regulations require that a savings association maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. At March 31, 1998, the Bank's liquidity, as measured for regulatory purposes, was 14.32%, or $15.2 million in excess of the minimum OTS liquidity requirement of 5%. Management of the Bank seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing and in order to meet funding needs of loan commitments. Historically, the Bank has been able to meet its liquidity demands through internal sources of funding supplemented from time to time by advances from the FHLB of Dallas.

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

     The Bank has also designated certain securities as available for sale in order to meet liquidity demands. At March 31, 1998, the Bank had designated securities with a fair value of approximately $67.8 million as available for sale. In addition to internal sources of funding, the Bank as a member of the FHLB has substantial borrowing authority with the FHLB. The Bank's use of a particular source of funds is based on need, comparative total costs and availability.

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

     At March 31, 1998, the Bank had outstanding $6.2 million in commitments to originate loans (including unfunded portions of construction loans) and $135,000 in unused lines of credit. At the same date, the total amount of certificates of deposit which were scheduled to mature in one year or less was $59.0 million. Management anticipates that the Bank will have adequate resources to meet its current commitments through internal funding sources described above. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

     Management is not aware of any current recommendations by its regulatory authorities, legislation, competition, trends in interest rate sensitivity, new accounting guidance or other material events and uncertainties that would have a material effect on the Bank's ability to meet its liquidity demands.

     As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many computer programs that can only distinguish the final two digits of the year entered ( a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operations of the Company.

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

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities and Use of Proceeds

     None

Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

   Exhibits:

     Exhibit 27          Financial Data Schedule

   Reports on Form 8-K:

     None

                       SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           HCB BANCSHARES, INC.
                           Registrant



Date:  May 15, 1998       By: /s/ Vida H. Lampkin
                              ----------------------------------
                              Vida H. Lampkin
                              Chairman, President and
                                Chief Executive Officer
                              (Duly Authorized Representative)


Date:  May 15,1998        By: /s/ J. Marcie Ainsworth
                              ----------------------------------
                              J. Marcie Ainsworth
                              Chief Financial Officer