Form 10-Q/A
period 1998-03-31
HCB BANCSHARES INC
filed 1998-07-07
CIK 1029740

                            Form 10-Q/A
                        (Amendment No. 1)



                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


Mark One
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998.

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                 Commission File Number:  0-22423

                       HCB BANCSHARES, INC.
      (Exact name of registrant as specified in its charter)

         OKLAHOMA                                 62-1670792
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)              Identification No.)

  237 Jackson Street, Camden, Arkansas               71701
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:
      (870) 836-6841

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days:

          Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the
issuer's classes of common stock as of the latest practicable
date:   2,323,101 shares.

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



                Consolidated Statements of Cash Flows
                (Unaudited) Nine Months Ended March 31, 1998
                and 1997

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

         Item 3. Defaults upon Senior Securities

         Item 4. Submission of Matters to a Vote of Security
                 Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

             HCB BANCSHARES, INC. AND SUBSIDIARIES
             -------------------------------------
        Consolidated Statements of Financial Condition
                March 31, 1998 and June 30, 1997


                             Assets
                             ------

                                     March 31,         June 30,
                                       1998              1997
                                    (Unaudited)
                                    -----------      -----------
Cash on hand                       $  1,355,778     $  1,182,210
Interest-bearing deposits             6,071,051       18,273,882
Investment securities
   available for sale                32,342,554       16,155,755
Mortgage-backed securities
   Available for sale                35,496,381       20,090,406
   Held to maturity (estimated
    market value of $30,464,365
    and $36,194,353, respectively)   29,649,003       35,869,295
Stock in Federal Home Loan Bank       2,099,800        1,246,500
Loans receivable (net of allowance
 of $1,484,603 and $1,492,473,
 respectively)                      106,300,518       98,642,635
Accrued interest receivable           1,672,534        1,339,455
Foreclosed assets                        33,501           36,179
Land held for resale                    130,000          130,000
Premises and equipment                3,387,354        2,778,006
Goodwill                                     --        1,415,223
Core deposit intangible                 450,000               --
Prepaid expenses and other assets     2,644,437        3,206,232
                                    -----------      -----------
                                   $221,632,911      200,365,778
                                    ===========      ===========

See accompanying notes to condensed consolidated financial statements.

             HCB BANCSHARES, INC. AND SUBSIDIARIES
             -------------------------------------
         Consolidated Statements of Financial Condition
                March 31, 1998 and June 30, 1997


              Liabilities and Stockholders' Equity
              ------------------------------------

                                      March 31,       June 30,
                                        1998           1997
                                     (Unaudited)
                                     -----------    -----------
Liabilities:
   Deposits                         $140,998,609    151,208,763
   Advances from borrowers for
    taxes, insurance and other           355,497        209,140
   Borrowings from Federal Home
    Loan Bank of Dallas:
      Short-term advances              3,394,800             --
      Long-term advances              36,652,638     10,000,000

   Other borrowings                      320,000        400,000

   Accrued interest payable              350,071        410,477

   Accrued expenses and other
    liabilities                        1,340,658        397,885
                                     -----------    -----------

     Total liabilities               183,412,273    162,626,265
                                     -----------    -----------

Stockholders' equity
   Common stock, $.01 par value;
    authorized 10,000,000 shares;
    issued and outstanding,
    2,645,000 shares                      26,450         26,450
   Additional paid-in capital         25,476,777     25,770,666
   Note receivable from ESOP          (2,116,000)    (2,116,000)
   Retained earnings                  14,769,727     14,091,750
     Accumulated other comprehensive
     income, net:
       Unrealized gain (loss) on
       available for sale securities      63,683        (33,353)
                                    -----------    -----------

     Total stockholders' equity       38,220,637     37,739,513
                                     -----------    -----------

                                    $221,632,911    200,365,778
                                     ===========    ===========


See accompanying notes to condensed consolidated financial statements.

             HCB BANCSHARES, INC. AND SUBSIDIARIES
             -------------------------------------

         Consolidated Statements of Operations For the
   Three Months and Nine Months Ended March 31, 1998 and 1997
                         (Unaudited)



                                       Three Months Ended          Nine Months Ended
                                            March 31,                   March 31,
                                    -------------------------   -------------------------
                                       1998           1997         1998           1997
                                    -----------   -----------   -----------   -----------
Interest income
   Loans                            $ 2,190,676   $ 2,004,727   $ 6,500,006   $ 5,874,307
   Investment securities                385,369       208,093     1,033,804       600,658
   Mortgage-backed and related
    securities                        1,060,075       825,943     2,805,911     2,663,225
      Other interest income             224,618       106,632       797,737       369,858
                                    -----------   -----------   -----------   -----------

     Total interest income            3,860,738     3,145,395    11,137,458     9,508,048
                                    -----------   -----------   -----------   -----------
Interest expense
   Deposits                           1,804,034     1,872,763     5,515,164     5,630,757
   Borrowings from FHLB                 446,336       152,962       799,614       482,889
   Other interest                         6,000        10,000        19,000        24,000
                                    -----------   -----------   -----------   -----------
     Total interest expense           2,256,370     2,035,725     6,333,778     6,133,646
                                    -----------   -----------   -----------   -----------
     Net interest income              1,604,368     1,109,670     4,803,680     3,374,402

Provision for loan losses                    --        24,820        24,000       168,144
                                    -----------   -----------   -----------   -----------
     Net interest income after
      provision for loan losses       1,604,368     1,084,850     4,779,680     3,206,258
                                    -----------   -----------   -----------   -----------
Noninterest income
   Service fees on deposits              75,564        44,471       202,585       133,562
   Other service fees and
    commissions                           9,506         6,184        26,236        10,116
   Gains (losses) on sales of
    investment securities and
    mortgage-backed and related
    securities available for sale            --       (22,525)        3,765       (21,215)
   Gains(losses) on sales of loans
    held for sale                         9,611         3,745        32,776         3,745

   Gains on sales of foreclosed
    assets, net                              --         5,720        12,437         8,220
   Other income, net                    141,755        33,943       297,437       168,687
                                    -----------   -----------   -----------   -----------

          Total noninterest income      236,436        71,538       575,236       302,815
                                    -----------   -----------   -----------   -----------
Noninterest expense
  Compensation, payroll taxes and
   fringe benefits                      741,788       506,808     2,224,370     1,533,412
  Rent and other occupancy expense      116,599        95,307       393,095       291,061



See accompanying notes to consolidated financial statements.

              HCB BANCSHARES, INC. AND SUBSIDIARIES
              -------------------------------------

          Consolidated Statements of Operations For the
   Three Months and Nine Months Ended March 31, 1998 and 1997
                          (Unaudited)
                          (Continued)

                                       Three Months Ended          Nine Months Ended
                                            March 31,                   March 31,
                                    -------------------------   -------------------------
                                       1998           1997         1998           1997
                                    -----------   -----------   -----------   -----------
Communication, postage, printing
  and office supplies               $   104,372   $    64,466   $   321,374   $   228,394
Deposit and other insurance premiums     55,522        17,384       136,537     1,095,391
Marketing expense                        32,178        33,460       112,480       161,492
Expenses of officers, directors and
 employees, including directors fees     40,557        48,186       163,907       129,216
Data processing expense                 107,185        83,400       292,443       245,130
Amortization of goodwill                 23,291        40,018       104,383       120,055
Professional fees                       109,660       138,887       306,356       347,225
Foreclosed property expense                 758        14,992         2,882        19,248
Other expenses                          259,986      (137,627)      310,060        19,028
                                    -----------   -----------   -----------   -----------
     Total noninterest expense        1,591,896       905,281     4,367,887     4,189,652
                                    -----------   -----------   -----------   -----------
Income (loss) before income tax
   expense (benefit)                    248,908       251,107       987,029      (680,579)
Income tax expense(benefit)              34,348       129,950       309,052      (261,900)
                                    -----------   -----------   -----------   -----------
     Net income(loss)               $   214,560       121,157       677,977      (418,679)
                                    ===========   ===========   ===========   ===========

Earnings per common share           $      0.08           N/A   $      0.26   $       N/A
                                    ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

             HCB BANCSHARES, INC. AND SUBSIDIARIES
             -------------------------------------

   Consolidated Statements of Comprehensive Income (Loss) For the Three Months and Nine Months Ended March 31, 1998 and 1997
                          (Unaudited)


                                         Three Months Ended     Nine Months Ended
                                               March 31,             March 31,
                                         -------------------   -------------------
                                           1998       1997       1998       1997
                                         --------   --------   --------   --------

Net income (loss)                        $214,560    121,157    677,977   (418,679)
Comprehensive income (loss):
 Unrealized holding gain (loss)
 on available for sale securities        (129,958)   137,762    103,197   (158,311)
                                         --------   --------   --------   --------
Comprehensive income (loss) before
 income tax expense (benefit)              84,602    258,919    781,174   (576,990)

Income tax expense (benefit)               44,186     46,839     39,514    (53,826)
                                         --------   --------   --------   --------
  Net comprehensive income (loss)        $ 40,416    212,080    741,660   (523,164)
                                         ========   ========   ========   ========

Comprehensive income (loss)
  per common share                       $   0.02        N/A   $   0.28        N/A
                                         ========   ========   ========   ========

See accompanying notes to consolidated financial statements.

             HCB BANCSHARES, INC. AND SUBSIDIARIES
             -------------------------------------
             Consolidated Statements of Cash Flows
        For the Nine Months Ended March 31, 1998 and 1997
                          (Unaudited)


                                                               Nine Months Ended
                                                                    March 31,
                                                             1998            1997
                                                           ---------       ---------
Cash flows from operating activities:
Net income(loss)                                           $ 677,977       (418,679)

  Adjustments to reconcile net income to
    cash provided by operating activities:
      Depreciation                                           187,835        122,211
      Amortization (accretion) of
        Deferred loan origination fees                        (1,734)        36,092
       Goodwill                                              104,383        120,055
       Premiums and discounts on loans                          (463)        (2,572)
       Premiums and discounts on investment securities
        and mortgage-backed and related securities           146,620        115,519
      Deferred income taxes                                       --        (57,986)
      Provision for loan losses                               24,000        168,143
      Provision for loss on foreclosed assets                     --         15,247

      (Gain) loss on disposition of other assets             (12,437)      (8,220)
      Net (gain) loss on sale of assets held for sale
        or available for sale                                (36,541)        17,470
      Increase(decrease) in accrued interest receivable     (333,079)       (92,766)
      Decrease in other assets                               561,795       (276,560)
      Decrease in accrued interest payable                   (60,406)       (15,142)
      Increase (decrease) in other liabilities               942,773       (107,149)
      Increase(decrease) in  prepaid income taxes                 --       (214,364)
                                                          ----------     ----------
         Net cash provided (used) by operating
           activities                                      2,200,723       (598,701)
                                                          ----------     ----------

Cash flows from investing activities:
   Net change in loans                                    (7,650,013)   (11,415,022)
   Purchase of loans                                              --     (2,254,560)
   Proceeds from sales of loans                            1,982,469      1,425,419
   Proceeds from sale of investment
    securities available for sale                                 --      2,576,477
   Purchases of investment securities
    available for sale                                   (51,614,998)   (23,060,510)
   Principal payments on investment securities
    and mortgage-backed and related securities            26,215,666     18,082,993
   Purchase of stock in FHLB                                (853,300)            --
   Purchases of property and equipment                      (984,010)    (1,856,118)
   Proceeds from sale of foreclosed assets                   121,044             --
   Proceeds from sale of subsidiary                        3,100,000             --
   Investment in subsidiary sold                          (3,100,000)            --


See accompanying notes to consolidated financial statements

             HCB BANCSHARES, INC. AND SUBSIDIARIES
             -------------------------------------
             Consolidated Statements of Cash Flows
       For the Nine Months Ended March 31, 1998 and 1997
                          (Unaudited)
                          (Continued)


                                                        Nine Months Ended
                                                             March 31,
                                                        1998          1997
                                                     ----------    ----------
Proceeds from sale of other assets                        1,525         3,215
Purchase of branch assets                            (9,944,624)           --
Purchase of core deposit intangible                    (450,000)           --
Dividends paid                                         (264,500)           --
                                                     ----------    ----------
Net cash used by investing activities               (43,440,741)  (16,498,106)
                                                     ----------    ----------
Cash flows from financing activities:
  Net increase (decrease) in deposits                  (862,137)    8,866,424
  Increase (decrease) in advance payments from
   borrowers for property taxes and insurance           146,357       274,105
  Net borrowings from FHLB                           30,047,438            --
  Increase (decrease) in other borrowings               (80,000)      400,000
  Cost of issuance of common stock                      (40,903)           --
                                                     ----------    ----------
       Net cash provided by  financing activities    29,210,755     9,540,529
                                                     ----------    ----------

 Net increase(decrease) in cash                     (12,029,263)   (7,556,278)

 Cash and due from banks, beginning of period        19,456,092    17,291,882
                                                     ----------    ----------

 Cash and due from banks, end of period             $ 7,426,829     9,735,604
                                                     ==========    ==========

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                      $ 5,051,774     4,807,394
                                                     ==========    ==========


See accompanying notes to consolidated financial statements.

              HCB BANCSHARES, INC AND SUBSIDIARIES
              ------------------------------------

Notes to Consolidated (Unaudited) Financial Statements

Note 1  HCB Bancshares, Inc.

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

Note 2  Basis of Consolidation

The accompanying condensed consolidated financial statements were prepared by the Company in accordance with instructions for Form 10-Q without audit. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Company's 1997 Annual Report to Stockholders, attached as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, such information and footnotes have not been duplicated herein. All material intercompany balances and transactions have been eliminated in the consolidation. The unaudited statements reflect all adjustments, consisting of normal recurring accruals, which are in the opinion of management, necessary for fair presentation of the results of operations, changes in equity and cash flows for the three months and nine months periods ended March 31, 1998 and 1997. The statements of operations for the three-month and nine-month periods ended March 31, 1998, are not necessarily indicative of the results which may be expected for the entire year.

Note 3   Stockholders' Equity and Stock Conversion

The Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank pursuant to its Plan of Conversion, which was approved by the Bank's members on April 25, 1997. The conversion was effective on April 30, 1997 and resulted in the issuance of 2,645,000 shares of common stock (par value $.01) at $10.00 per share for the gross sale price of $26,450,000. Costs related to the conversion (primarily to underwriters' commissions, printing and professional fees) approximated $750,000 and were deducted from the proceeds to arrive at net proceeds of $25,700,000. The Company also established an Employee Stock Ownership Plan and Trust which purchased 211,600 shares of common stock of the Company at the issuance price of $10 per share with funds borrowed from the Company.

Note 3  Sale of Subsidiary

On November 19, 1997, the Bank entered into an agreement to sell all of the shares of stock of Heritage Banc Holding, Inc., a subsidiary of the Bank and the parent of HEARTLAND Community Bank, FSB ("FSB"), subject to approval of the transaction by the OTS. Approval of the transaction was granted in February, 1998. The transaction was completed on February 23, 1998. Pursuant to the terms of the agreement, the Bank of the Ozarks, Inc. acquired the deposits, premises and equipment of the Little Rock, Arkansas office of FSB in addition to its holding company's charter and stock, and, in a series of transactions, the Bank retained the loans and certain other assets and certain liabilities of FSB's Little Rock, AR office and all assets and liabilities of FSB's Monticello, AR office and Bryant, AR loan production office.


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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND JUNE 30,
1997

     The Company had total assets of $221.7 million and $200.4 million at March 31, 1998 and June 30, 1997, respectively. During the nine month period ended March 31, 1998 the Bank experienced an increase in its loan portfolio from $98.6 million at June 30, 1997, to $106.3 million. This increase is due to the positive results realized from the implementation of the Bank's long term business plan for growth in its targeted markets of commercial, consumer and multi-family lending along with natural growth. During this same period, investment and mortgage-backed securities and other short-term interest-earning assets fluctuated between $90.4 million at June 30, 1997 and $103.6 million at March 31, 1998. Investment securities and other short-term interest-earning deposits tend to vary in conjunction with variations in savings activity. Additionally, the Bank expended approximately $984,000 to purchase computer and network equipment, furnishings and make improvements to existing facilities during the nine-month period ended March 31, 1998, to consummate management's planned growth projections.

     Deposits decreased from $151.2 million at June 30, 1997 to $141.0 million at March 31, 1998. This decrease in deposits of $10.2 million resulted from increased competition in the Bank's main market area of Camden, Arkansas and the sale of $9.4 million in deposits at the Little Rock, Arkansas office ("FSB") sold to the Bank of the Ozarks effective February 23, 1998.
The Bank's level of deposits has been sufficient to fund its loan demand and provide for adequate liquidity. During the nine-month period ended March 31, 1998 and the year ended June 30, 1997, the Bank utilized a credit line with the Federal Home Loan Bank of Dallas ("FHLB") to obtain advances to implement its plan of pursuing a more aggressive investing program. The outstanding balances of FHLB advances were $40.0 million and $10.0 million at March 31, 1998 and June 30, 1997, respectively. These advances were utilized to reduce interest rate risk by better matching rates and maturities of existing interest-earning assets and interest-bearing liabilities.

     Equity amounted to $38.2 million at March 31, 1998, and to $37.7 million at June 30, 1997, respectively. The changes in equity were due primarily to the Bank's net income earned for such periods. At June 30, 1997, the Bank's regulatory capital substantially exceeded all applicable regulatory capital requirements. Regulatory capital levels at March 31, 1998 were not substantially different from those at June 30, 1997.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS AND
NINE MONTHS ENDED MARCH 31, 1998 AND 1997

     Net Income (Loss). Net income for the three months ended March 31, 1998 was $214,560 compared to $112,074 for the three months ended March 31, 1997. The changes were attributable to increases in the volume of interest-earning assets when compared to the previous year, combined with a decrease in interest expense and noninterest expenses as a result of the sale of the Little Rock branch of FSB. Income tax expense for the three months ended March 31, 1998 was $34,348, compared to $129,950 for the three months ended March 31, 1997.

     Net income for the nine months ended March 31, 1998 was $678,000 compared to a loss of $418,700 for the nine months ended March 31, 1997. The changes were attributable to a non-recurring one time, special deposit insurance assessment of $889,000 and professional fees of $306,900, incurred in the nine months ended March 31, 1997, an increase in net interest income of $1.5 million and an increase in noninterest income of $272,400 for the nine months ended March 31, 1998, as compared to the nine months ended March 31, 1997. Income tax expense for the nine months ended March 31, 1998 was a tax expense of $309,000 compared to a tax benefit of $261,900 for the nine months ended March 31, 1997.

     Net Interest Income. Net interest income for the three months ended March 31, 1998 was $1.6 million, an increase of $$500,000, or 44.6% when compared to net interest income of $1.1 million for the three months ended March 31, 1997. This increase of $715,000 was attributable to an increase in total interest-earning assets during the three months ended March 31, 1998 combined with an increase of $220,000 in total interest expense. The slight increase of $69,000 in interest expense on deposits was the result of an increase in the average rate paid on interest-bearing liabilities. The remaining increase in interest expense was the result of increased utilization of a line of credit with the FHLB to further the Company's long range plans for growth and expansion.

     Net interest income for the nine months ended March 31, 1998 was $4.8 million, an increase of 42.4% when compared to net interest income of $3.4 million for the nine months ended March 31, 1997. This increase was attributable to an increase in total interest income of $1.6 million combined with an slight increase in total interest expense of $200,000. The net interest margin for the nine months ended March 31, 1998 was 2.22% compared to 2.41% for the nine months ended March 31, 1997. The increase in net interest income and decrease in net interest margin was due to an increase in the average volume of interest-earning assets combined with a decrease in average deposit liabilities and an increase in the average rate paid on interest bearing liabilities. The average volume of interest-earning assets increased from $170.3 million for the nine months ended March 31, 1997 to $192.2 million for the nine months ended March 31, 1998, which had the effect of increasing interest income by approximately $411,000. Average interest-earning assets increased , in part, when comparing the nine months ended March 31, 1997 to the nine months ended March 31, 1997 because of the increased purchases of investment securities and the increase in the balance of loans receivable. The average rate paid on interest-bearing liabilities increased during the nine months ended March 31, 1998 from 5.10% to 5.22%. The increase in the average rate on interest-bearing liabilities had the effect of increasing total interest expense between the nine months ended March 31, 1997 and the nine months ended March 31, 1997 by approximately $214,000.

     For the nine months ended March 31, 1998, the average yield on interest-earning assets was 7.46%, compared to 7.51% for the nine months ended March 31, 1997, which had the effect of decreasing total interest income by $24,000. The average volume of interest-bearing liabilities increased by 5.72%, reflecting the change in deposits and the utilization of liquidity in the implementation of the Company's long term business plan for growth in its targeted markets. when comparing March 31, 1998 to March 31, 1997. This volume increase attributed to an increase in total interest expense of approximately $25,000.

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

     Provision for Loan Losses. During the year ended June 30, 1997, the Bank's management initiated an extensive internal loan review of all loan files both of the parent and subsidiary. The review resulted in the adoption of more conservative loan loss allowance standards than had been used in the past. This new policy on allowance for loan losses was deemed prudent in establishing credit underwriting standards for future expected lending areas, such as commercial real estate, business and consumer loans, which inherently have more risk. Management made a provision for loan losses in the nine months ended March 31, 1998 of $24,000, compared to a provision for loan loss of approximately $168,100 in the nine months ended March 31, 1997. The allowance for loan losses, after this provision, of $1.5 million, represented 1.38 % of outstanding loans at March 31, 1998. Nonperforming loans as of March 31, 1998 were 1.12% of total loans and below 1.0% at March 31, 1997.

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

     Noninterest Income. Noninterest income is comprised primarily of insurance commissions from sales of credit life insurance, banking service charges, loan origination and commitment fees earned and sales of investment and mortgage-backed securities. Noninterest income for the three months ended March 31, 1998 was $236,400, compared to $71,500 for the three months ended March 31, 1997. This represents an increase of $164,900. This increase is due primarily to increases in loan fees earned as the Bank pursues its long term goals of expanding its loan portfolio, and increases in service fees on deposits.

     Noninterest income for the nine months ended March 31, 1998, was $575,000, compared to $302,000 for the nine months ended March 31, 1997. This represents an increase of $273,000. This increase is due primarily to increases in loan fees earned as a result of more aggressive lending activities and new fee earning banking services offered by the Bank to its deposit customers. In light of the increasingly competitive markets for deposits and loans, management has recently shifted the Bank's deposit taking and loan origination activities to reflect, among other things, the importance of offering valued customer services that generate additional fee income, and it is expected that management will continue this trend for the foreseeable future.

     Noninterest Expense. The major components of noninterest expense are compensation and benefits paid to the Bank's employees and directors, occupancy expense for ownership and maintenance of the Bank's building and furniture and equipment, professional fees related to the sale of FSB and the recruitment of additional managerial staff, and insurance premiums paid to the FDIC for insurance of deposits. Total noninterest expense for the three months ended March 31, 1998 was $1.6 million compared to $900,000 for the three months ended March 31, 1997. Compensation expense, including director and officer retirement plans and other benefits accounted for $235,000 of the total increase in noninterest expenses of $687,000. Other expenses, including total expenses of $130,000 related to the sale of FSB and the conversion of customer accounts in the Monticello branch, were $260,000, compared to a decrease of $138,000 for the three months ended March 31, 1997, which resulted from the reclassification of expenses related to the conversion of the Bank from a mutual to a stock association and the formation of the holding company.

     Total noninterest expense for the nine months ended March
31, 1998 was $4.4 million, compared to $4.1 million for the nine months ended March 31, 1997. The largest component of noninterest expense for the nine months ended March 31, 1998 was compensation expense, including director and officer retirement plans and other benefits, which totaled $2.2 million, compared to $1.5 million for the nine months ended March 31, 1997. This increase was attributable to increases in salary expense due to an increase in personnel for future growth, accrual of contributions to an Employee Stock Ownership Plan established in conjunction with the conversion of the Bank to a stock association, and increased directors fees due to additional time incurred by the Board in evaluating and working on various strategic plans for the Bank. Professional fees associated with the sale of FSB amounted to $136,000; other costs associated with the sale, including additional data processing costs and
costs to convert customer information totaled $53,000.

Professional fees were incurred in the nine months ended March 31, 1998 and 1997 for personnel placement services to attract key personnel for hire and marketing consultants were approached for market strategies and implementation. During the nine months ended March 31, 1997, amounts were also incurred to facilitate the name change of the Bank to HEARTLAND Community Bank. These expense categories decreased $55,000 during the nine months ended March 31, 1998 compared with the same period in 1997. Overall, noninterest expense increased for the nine month period ended March 31, 1998, compared to the nine-month period ended March 31, 1997, by $1.1 million, exclusive of the FDIC one time, special assessment of $889,000 recognized by the Bank in the nine months ended March 31, 1997. In light of the substantial costs associated with the recent, pending and planned expansions of the Bank's activities, facilities and staff, including the additional costs associated with adding staff, building or renovating branches, introducing new deposit and loan products and services and implementing the planned stock benefit plans after the Conversion, it is expected that the Bank's noninterest expense levels may remain somewhat high relative to the historical levels for the Bank, as well as the prevailing levels for institutions that are not undertaking such expansions, for an indefinite period of time, as management implements the Bank's business strategy. Among the activities planned are increased loan originations in the areas of multi-family residential, commercial real estate, commercial business and consumer loans. Customer products introduced in the current quarter include ATM and debit cards and an expanded deposit account mix. In addition, two new branch facilities were constructed and completed in the quarter ended September 30, 1997. Other existing facilities will be renovated to attract and serve an increased customer base.

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

        Income Taxes. The effective income tax rate for the Bank for the nine months ended March 31, 1998 and 1997 was 38.3% which includes federal and Arkansas tax components. A tax benefit of $261,900 for 1997 and an expense of $309,100 for 1998 were recognized, resulting in an increase of $571,000.

SOURCES OF CAPITAL AND LIQUIDITY

     The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations. This requirement which may be varied at the discretion of the OTS depending on economic conditions and deposit outflows, is based upon a percentage of deposits and short term borrowings. Current OTS regulations require that a savings association maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. At March 31, 1998, the Bank's liquidity, as measured for regulatory purposes, was 14.32%, or $15.2 million in excess of the minimum OTS liquidity requirement of 5%. Management of the Bank seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing and in order to meet funding needs of loan commitments. Historically, the Bank has been able to meet its liquidity demands through internal sources of funding supplemented from time to time by advances from the FHLB.

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

Item 3.   Quantitative and Qualitative Disclosures about Market
Risk

     The tabular and narrative information set forth in this report and in the registrant's most recent annual report on form 10-K discloses detailed quantitative and qualitative information about market risks and their effects on the registrant, particularly with respect to changes in market interest rates on interest-earning assets and interest-bearing liabilities.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

   Exhibits:

     Exhibit 27          Financial Data Schedule

   Reports on Form 8-K:

     None.

                            SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HCB BANCSHARES, INC.
                                Registrant



Date:  July 7, 1998             /s/ Vida H. Lampkin
                                Vida H. Lampkin
                                Chairman, President and
                                  Chief Executive Officer
                                (Duly Authorized Representative)



Date:  July 7, 1998             /s/ J. Marcie Ainsworth
                                J. Marcie Ainsworth
                                Chief Financial Officer