Form 10-K405
period 1998-06-30
HCB BANCSHARES INC
filed 1999-02-26
CIK 1029740

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-K

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     For the fiscal year ended June 30, 1998

                         Commission File Number: 0-22423

                              HCB BANCSHARES, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Oklahoma                              62-1670792
---------------------------------------------       -------------------
(State or other jurisdiction of incorporation        (I.R.S. Employer
              or organization)                      Identification No.)

    237 Jackson Street, Camden, Arkansas                71701-3941
---------------------------------------------       -------------------
  (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (870) 836-6841
                                                           --------------

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

       Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES    NO X .
                                      ---   ---

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, as of a specified date within the past 60 days: $19,928,491 (1,944,243 shares at the last sale price on December 31, 1998 ($10.25 per share); for this purpose, directors, executive officers and 5% stockholders have not been deemed to be non-affiliates).

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,640,000 shares of common stock as of December 31, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

       The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

None.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

       HCB Bancshares, Inc. HCB Bancshares, Inc. (the "Company") was incorporated under the laws of the State of Oklahoma in December 1996 at the direction of the Board of Directors of HEARTLAND Community Bank (the "Bank") for the purpose of serving as a savings institution holding company of the Bank, upon the acquisition of all of the capital stock issued by the Bank upon its conversion from mutual to stock form, which was completed on April 30, 1997 (the "Conversion"). Prior to the Conversion, the Company did not engage in any material operations. Since the Conversion, the Company has had no significant assets other than the outstanding capital stock of the Bank, a portion of the net proceeds of the Conversion and a note receivable from the Employee Stock Ownership Plan ("ESOP"). The Company's principal business is the business of the Bank. At June 30, 1998, the Company had consolidated total assets of $251.0 million, savings deposits of $141.9 million and stockholders' equity of $37.7 million, or 15% of total assets.

       The holding company structure permits the Company to expand the financial services currently offered through the Bank. As a holding company, the Company has greater flexibility than the Bank to diversify its business activities through existing or newly formed subsidiaries or through acquisition or merger with other financial institutions. The Company is classified as a unitary savings institution holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"). As long as the Company remains a unitary savings institution holding company, under current law the Company could diversify its activities in such a manner as to include any activities allowed by law or regulation to a unitary savings institution holding company. See "Regulation -- Regulation of the Company -- Activities Restrictions."

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

       On November 19, 1997, the Bank entered into an agreement to sell all of the shares of stock of Heritage Banc Holding, Inc., parent of its subsidiary savings bank, HEARTLAND Community Bank, FSB ("FSB"), subject to approval of the transaction by regulatory agencies. Approval of the transaction was granted by regulatory authorities in February, 1998 and the transaction was completed on February 23, 1998. Upon completion of the transaction and pursuant to the terms of the agreement, the Bank acquired the loans and certain other assets and non-deposit liabilities of the Little Rock, Arkansas branch of FSB and all assets and liabilities of the Monticello, Arkansas branch and the Bryant, Arkansas loan production office of FSB leaving substantially only savings deposits and Bank premises and equipment in FSB. This transaction is substantively a branch sale. Also at such time, the Company became a unitary rather than a multiple savings institution holding company.

       The Bank itself currently operates through five full service banking offices located in Camden (2), Fordyce, Sheridan, and Monticello, Arkansas and a loan production office in Bryant, Arkansas. Historically, the principal business strategy of the Bank, like most other savings institutions in Arkansas and elsewhere, has been to accept savings deposits from residents of the communities served by the Bank's branch offices and to invest those funds in single-family mortgage loans to those and other local residents. In this manner, the Bank and countless other independent community-oriented savings institutions operated safely and soundly for generations. In recent years, however, as the banking business nationwide and in the Bank's primary market area in particular has become more competitive, smaller savings institutions like the Bank have come under increasing market pressure either to grow and increase their profitability or to be acquired by a larger institution. Moreover, during this period the Bank's market area experienced only limited economic growth.

       In September 1995, the Bank's Board of Directors carefully considered the Bank's historical results of operations, current financial condition and future business prospects and, in consultation with the Bank's executive officers, determined to strengthen the Bank's competitiveness and profitability by concentrating its business strategy as an independent community bank on expanding the Bank's products and services and growing its customer and asset base. Since then, the Bank has actively sought to implement this strategy by adding two executive officers, by more than doubling the Bank's total employees, by adding to the Bank's branch network an additional branch in the Monticello banking market, by upgrading selected branch office facilities, by expanding the types of loans and deposit accounts offered by the Bank, by contracting to convert its data processing operation to a PC-based client-server system, and by completing the Conversion. Throughout this period, the Bank's executive officers have worked with the Bank's directors and with the Bank's entire staff to formulate and effectuate the Bank's current strategic plan.

       On a going forward basis, the Bank's current business strategy, as developed and adopted by all of the Bank's directors, officers and employees, incorporates the following key elements: (i) remaining an independent community-oriented financial institution by continuing to provide the quality service that only a locally based institution and its dedicated staff can deliver, including the possible retention of additional executive officers in the future as the Bank's growth and other needs may warrant; (ii) strengthening the Bank's core deposit base and decreasing interest costs and increasing fee income by expanding the Bank's deposit facilities and products, including the addition and expansion of branch offices, the installation of ATMs, the introduction of debit cards and an emphasis on attracting consumer demand savings deposits; (iii) increasing loan yields and fee income while maintaining asset quality by emphasizing the origination of higher yielding and shorter term loans, especially commercial and multi-family real estate loans and consumer and commercial business loans, for the Bank's portfolio while increasingly originating lower yielding longer term single-family residential loans principally for resale to investors; (iv) using the capital raised in the Conversion to support the bank's future growth; and, (v) complementing the Bank's internally generated growth, by potentially acquiring one or more banking institutions or other financial companies if attractive opportunities arise. While it is expected that the Bank may experience especially high deposit and loan growth in the relatively high income and growth segments of the Bank's primary market area, particularly in the Sheridan, Monticello and Bryant areas, management expects to find significant deposit growth and lending opportunities throughout central and southern Arkansas.

       As a federally chartered savings institution, the Bank is subject to extensive regulation by the OTS. The Bank's lending activities and other investments must comply with various federal regulatory requirements, and the OTS periodically examines the Bank for compliance with various regulatory requirements. The Federal Deposit Insurance Corporation ("FDIC") also has the authority to conduct special examinations. The Bank must file reports with OTS describing its activities and financial condition and is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). See "Proposed Regulatory Changes" below.

PROPOSED REGULATORY CHANGES

       On May 13, 1998, the U.S. House of Representatives by one vote passed H.R. 10 (the "Act"), the "Financial Services Competition Act of 1998," which calls for a sweeping modernization of the banking system that would permit affiliations between commercial banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises. The stated purposes of the Act are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services and increase competition.

       H.R. 10 would remove the restrictions contained in the Glass-Steagall Act of 1933 and the Bank Holding Company Act of 1956, thereby allowing qualified financial holding companies to control banks, securities firms, insurance companies, and other financial firms. Conversely, securities firms, insurance companies and financial firms would be allowed to own or affiliate with a commercial bank. Under the new framework, the Federal Reserve would serve as an umbrella regulator to oversee the new financial holding company structure. Securities affiliates would be required to comply with all applicable federal securities laws, including registration and other requirements applicable to broker-dealers. The Act also provided that insurance affiliates be subject to applicable state insurance regulations and supervision. The Act preserved the thrift charter and all existing thrift powers, but restricts the activities of new unitary thrift holding companies.

       At the adjournment of Congress in October 1998, the Senate had not voted on the legislation and the Act had been returned to the Senate Banking Committee for further review A bill similar to the Act was introduced for consideration by Congress in 1999. At this time, the Company does not know whether the Act will be enacted, or if enacted, what form the final version of such legislation might take.

MARKET AREA

       Management considers the Bank's primary market area to comprise the following counties in Arkansas: Calhoun, Cleveland, Dallas, Drew, Grant and Ouachita. To a lesser extent, the Bank accepts savings deposits and offers loans throughout central and southern Arkansas.

       In recent years, population has experienced low to moderate growth in Drew and Grant Counties, while population has declined somewhat in Calhoun, Cleveland, Dallas and Ouachita Counties. Household income has increased substantially throughout the Bank's primary market area in recent years. Household income has been well above the Arkansas average in Grant County and somewhat above the Arkansas average in Ouachita County, but somewhat below the Arkansas average in Calhoun, Cleveland and Drew Counties and well below the Arkansas average in Dallas County, though the Arkansas average is below the national average. With respect to unemployment rates, while the Arkansas average has tended to fall somewhat below the national average, and unemployment rates have been well below the Arkansas average in Grant County, unemployment rates have been well above the Arkansas and national averages in Calhoun, Cleveland, Dallas, Drew and Ouachita Counties.

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

Competition for origination of real estate loans normally comes from other savings institutions, commercial banks, credit unions, mortgage bankers and mortgage brokers.

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

       With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the institution is in compliance with its fully phased-in capital requirements;
(iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. At June 30, 1998, the maximum aggregate amounts that the Bank could have lent to any one borrower under the 15% limit was $4.5 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was $4.4 million.

       Loan Portfolio Composition. The following table sets forth information regarding the composition of the Bank's loan portfolio by type of loan at the dates indicated. At June 30, 1998, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.


                                                                                         At June 30,
                                                            ---------------------------------------------------------------------
                                                                    1998                    1997                      1996
                                                            -------------------      ------------------       -------------------
                                                            Amount          %        Amount         %         Amount          %
                                                            ------        -----      ------       -----       ------        -----
Type of Loan
------------
Real estate loans:
  One- to four-family residential.....................   $ 49,267,399     44.75%  $ 62,340,601    60.90%   $ 61,650,286     70.79%
  Multi-family loans..................................     12,577,034     11.43      8,873,156     8.67       6,819,212      7.83
  Non-residential.....................................     35,321,040     32.08     18,814,701    18.38      13,746,549     15.78
  Loans to facilitate sale of
    foreclosed real estate............................        473,476       .43        616,660     0.60         720,749      0.83
  Land and other mortgage loans.......................        598,860       .54        483,236     0.47          36,944      0.04
Consumer loans:
  Loans secured by savings deposits...................      2,215,441      2.01      2,434,621     2.38       1,832,180      2.10
  Home improvement....................................      1,291,174      1.17      1,665,244     1.63         204,776      0.24
  Auto................................................      4,070,750      3.70      2,399,648     2.34         786,656      0.90
  Other consumer......................................      1,569,076      1.43      2,629,442     2.58         418,027      0.48
Commercial............................................      2,708,927      2.46      2,101,963     2.05         880,311      1.01
                                                         ------------    ------    -----------   ------    ------------    ------
    Total.............................................   $110,093,177    100.00%   102,359,272   100.00%     87,095,690    100.00%
                                                                         ======    -----------   ======    ------------    ======

Less:
  Loans in process....................................   $  3,921,787             $  2,057,095             $  1,544,097
  Deferred loan fees and discounts....................        122,679                  167,069                  137,335
  Allowance for loan losses...........................      1,468,546                1,492,473                1,283,234
                                                         ------------             ------------             ------------
    Total.............................................   $104,580,165             $ 98,642,635             $ 84,131,024
                                                         ============             ============             ============


                                                                             At June 30,
                                                            ----------------------------------------------
                                                                    1995                      1994
                                                            -------------------        -------------------
                                                            Amount          %          Amount          %
                                                            ------        -----        ------        -----
Type of Loan
------------
Real estate loans:
  One- to four-family residential.....................   $ 36,844,183     65.23%    $ 36,860,523      67.83%
  Multi-family loans..................................      4,928,219      8.73        3,607,108       6.64
  Non-residential.....................................     11,367,097     20.12       10,366,724      19.08
  Loans to facilitate sale of
    foreclosed real estate............................      1,144,993      2.03        1,339,086       2.46
  Land and other mortgage loans.......................         53,044      0.09           53,099        .10
Consumer loans:
  Loans secured by savings deposits...................      1,623,155      2.87        1,586,932       2.92
  Home improvement....................................          5,340      0.01            9,007        .02
  Auto................................................         42,070      0.07           66,477        .12
  Other consumer......................................        344,452      0.61          302,313        .56
Commercial............................................        132,877      0.24          148,948        .27
                                                         ------------    ------     ------------     ------
    Total.............................................     56,485,430    100.00%      54,340,217     100.00%
                                                         ------------    ======     ------------     ======

Less:
  Loans in process....................................   $    529,862                    195,985
  Deferred loan fees and discounts....................        114,097                    168,599
  Allowance for loan losses...........................        728,491                    728,491
                                                         ------------               ------------
    Total.............................................   $ 55,112,980               $ 53,247,142
                                                         ============               ============

       Loan Maturity Schedules. The following table sets forth information regarding dollar amounts of loans maturing in the Bank's portfolio based on their contractual terms to maturity, at June 30, 1998. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's repayment experience to differ from that shown below.


                                         Due During the Year Ending             Due After         Due After       Due After
                                                   June 30,                     3 Through         5 Through       10 Through
                                     -----------------------------------      5 Years After    10 Years After   15 Years After
                                      1999           2000          2001       June 30, 1998    June 30, 1998    June 30, 1998
                                     ------         ------        ------      -------------    -------------    -------------
Real estate loans:
  One- to four-family mortgage
    loans ....................    $ 2,796,532    $   629,333    $ 1,134,880    $ 6,111,317      $10,035,438      $17,884,629
  Other mortgage loans .......      7,129,194      2,502,636      7,437,912      7,134,589        5,892,588        8,887,267
Commercial loans .............      1,585,072         20,585        339,819        172,802          327,517          263,132
Consumer loans:
  Loans secured by savings
   deposits ..................      1,772,388        314,733        108,271         20,049               --               --
  Other ......................      1,221,618      1,861,614      1,276,211      2,174,794          321,763           75,000
                                  -----------    -----------    -----------    -----------      -----------      -----------
     Total ...................    $14,504,804    $ 5,328,901    $10,297,093    $15,613,551      $16,577,306      $27,110,028
                                  ===========    ===========    ===========    ===========      ===========      ===========


                                  Due After 15
                                  Years After
                                  June 30, 1998     Total
                                  -------------    -------
Real estate loans:
  One- to four-family mortgage
    loans ....................     $11,148,746   $ 49,740,875
  Other mortgage loans .......       9,512,748     48,496,934
Commercial loans .............              --      2,708,927
Consumer loans:
  Loans secured by savings
   deposits ..................              --      2,215,441
  Other ......................              --      6,931,000
                                   -----------   ------------
     Total ...................     $20,661,494   $110,093,177
                                   ===========   ============

       The following table sets forth dollar amounts of loans due one year or more after June 30, 1998 that had predetermined interest rates and that had adjustable interest rates at that date.

                                                      Predetermined
                                                           Rate       Adjustable Rate
                                                      -------------   ---------------
        Real estate loans:
          One- to four-family mortgage loans.......    $30,400,947      $16,543,346
          Other mortgage loans.....................     12,601,932       28,765,808
        Commercial loans...........................        822,918          300,987
        Consumer loans:
          Loans secured by savings deposits........        443,053               --
          Other consumer loans.....................      5,709,382               --
                                                       -----------      -----------
            Total..................................    $49,978,232      $45,610,141
                                                       ===========      ===========

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

                                                                   Year Ended June 30,
                                                      ------------------------------------------
                                                       1998               1997             1996
                                                      ------             ------           ------
Loans originated:
  Real estate loans:
    One- to four-family residential..............   $ 9,242,608        $ 9,175,000      $ 6,766,000
    Other mortgage loans.........................    19,404,722         11,579,200        3,928,000
  Commercial loans...............................     3,098,085
  Consumer loans.................................     5,437,188          4,276,008        1,867,292
                                                    -----------        -----------      -----------
     Total loans originated......................   $37,182,603        $25,030,208      $12,561,292
                                                    ===========        ===========      ===========

Loans purchased:
  Real estate loans..............................   $ 8,257,199        $ 1,305,000      $ 4,555,000
                                                    ===========        ===========      ===========

Loans sold.......................................   $ 4,952,961        $ 1,804,100      $   244,230
                                                    ===========        ===========      ===========


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

       The Bank has not sold substantial amounts of loans. However, management expects the Bank to increase its origination of selected types of loans which do not meet the Bank's loan portfolio needs, such as long-term fixed-rate residential mortgage loans, for sale to investors, and it is expected that increases in such originations will result in the Bank's involvement in relatively substantial amounts of loan sales.

       One- to Four-Family Residential Lending. Historically, the Bank's principal lending activity has been the origination of fifteen-year fixed-rate loans secured by first mortgages on existing single-family residences in the Bank's primary market area. The purchase price or appraised value of most of such residences generally has been between $50,000 and $200,000, with the Bank's loan amounts averaging approximately $33,500. At June 30, 1998, $49.7 million, or 45%, of the Bank's total loans were secured by one- to four-family residences, substantially all of which were existing, owner-occupied, single-family residences in the Bank's primary market area.

       While the Bank offers a variety of one- to four-family residential mortgage loans with fixed or adjustable interest rates and terms of up to 30 years, substantially all of the fixed rate loans retained in the Bank's portfolio have terms of 15 years or less. Despite the relatively low credit risks associated with the Bank's one- to four-family portfolio loans, due to the unfavorable yield and interest rate risks associated with such loans, management has approved shifting the Bank's one- to four-family residential lending emphasis in the future away from the origination of such loans for the Bank's portfolio and toward the origination of such loans for sale, and management has revised the Bank's underwriting guidelines specifically to facilitate the sale in future periods of such loans without undue delay or expense. Currently, it is the Bank's policy to originate all 30 year term one- to four-family residential loans in accordance with the Bank's underwriting guidelines and to sell all such originations promptly to investors, servicing released. Such loan originations and sales have not been significant, but may become more significant in the future. It is recognized that the Bank will continue to occasionally make nonconforming loans to be held in the Bank's portfolio. It is expected that management will continue these policies in the future, though, in order to increase the Bank's fee income, management may determine to retain the servicing on loans sold in the future as the Bank's loan servicing capacity grows.

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

       From time to time, the Bank makes loans to individuals for construction of one- to four-family owner-occupied residences located in the Bank's primary market area, with such loans usually converting to permanent financing upon completion of construction. At June 30, 1998, the Bank's loan portfolio included $864,629 of loans secured by one-to four-family properties under construction, some of which were construction/permanent loans structured to become permanent loans upon the completion of construction and some of which were interim construction loans structured to be repaid in full upon completion of construction and receipt of permanent financing. The Bank also offers loans to qualified builders for the construction of one- to four-family residences located in the Bank's primary market area. Because such homes are intended for resale, such loans are generally not covered by permanent financing commitments by the Bank. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans are underwritten in accordance with the same requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to nine months, during which period the borrower may be required to make monthly payments. Borrowers must satisfy all credit requirements that would apply to the Bank's permanent mortgage loan financing prior to receiving construction financing for the subject property. Construction financing generally is considered to involve a higher degree of risk of loss than financing on existing properties. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's primary market area, by requiring the involvement of qualified builders, and by limiting the aggregate amount of outstanding construction loans.

       Commercial and Multi-Family Real Estate Lending. The Bank offers commercial and multi-family real estate loans in order to benefit from the higher interest rates, as well as shorter terms to maturity, than could be obtained from investment securities. The Bank has offered commercial and multi-family loans for years with many of such loans having been indirectly originated and underwritten by the Bank through a broker in the Memphis, Tennessee area with whom the Bank has had a long and successful relationship. It is anticipated that the Bank will continue to make loans through the broker in Memphis as opportunities arise, but management also has increased the Bank's emphasis on the direct origination of commercial and multi-family real estate loans, particularly in central Arkansas, and has continued to expand these activities.

       Most of the Bank's commercial and multi-family real estate loans are secured by properties located in communities within central Arkansas that have experienced significant growth in recent years, particularly communities in or near the greater Little Rock area. The Bank's emphasis on increasing this portfolio resulted in the addition to the Bank's staff of a commercial and multi-family real estate loan origination specialist who works closely with borrowers and various members of the commercial real estate industry throughout central Arkansas. As opportunities for increased originations of such loans have increased, the Bank has been expanding its loan underwriting and servicing staff. All commercial and multi-family loans above $150,000 and $200,000, respectively, are reviewed and approved by the Bank's staff at the headquarters in Camden prior to any funding or the issuance of any binding commitment by the Bank.

       The Bank's commercial and multi-family real estate loans may be secured by apartments, offices, warehouses, shopping centers, nursing homes and other income-producing multi-family and commercial properties. At June 30, 1998, the Bank had 208 of these loans, with an average loan balance of approximately $237,672. At that date, 74 of these loans totaling approximately $14,476,112 were secured by properties outside Arkansas, and none of these out-of-market loans were classified by management as substandard, doubtful or loss or designated by management as special mention. Management expects the Bank to continue making these out-of-market loans from time to time as opportunities arise.

       The following paragraphs set forth information regarding the Bank's commercial and multi-family real estate loans with outstanding balances exceeding $1,000,000, net of participations sold, at June 30, 1998. None of these loans was classified by management as substandard, doubtful or loss or designated by management as special mention at that date. For information regarding the Bank's asset classification policies, see "Asset Classification, Allowances for Losses and Nonperforming Assets."

              Outpatient Surgery Center in Conway, Arkansas. In November 1996, the Bank made a $1,662,300 loan secured by a 6,375 square foot medical office building and outpatient surgery center. At that time, an appraisal indicated a loan-to-value ratio of approximately 79%. The loan is being amortized over 20 years for the purpose of monthly payments of principal and interest, maturing in November 2016. The interest rate is adjustable each five years. At June 30, 1998, the outstanding balance was $1,605,464, and the loan was fully performing in accordance with its terms.

              Office Building Located in Little Rock, Arkansas. In September 1997, the Bank made a $1,250,000 loan secured by a 46,300 square foot office building. At that time an appraisal indicated a loan-to-value ratio of approximately 54%. The loan is being amortized over 15 years, with the full balance of the loan due September 2012. At June 30, 1998 the outstanding balance was $1,218,026 and the loan was fully performing in accordance with its terms.

              Motel located in Hot Springs Village, Arkansas. In August 1997, the Bank made a $1,943,561 construction loan to build a 64-unit motel. The loan is a nine month construction loan, interest paid monthly with a final payment due August 1998. The Bank will fully fund the construction phase. An SBA loan has reduced the construction loan to $1,224,673. The Company will then fund a permanent loan in the amount of $1,224,673 amortized over 20 years and payable in 35 monthly payments and a balloon. As of June 30, 1998 the loan was fully disbursed in the amount of $1,943,561 and the loan was fully performing in accordance with its terms.

              Shopping Center located in Hot Springs Village, Arkansas. In December 1997, the Bank made a $2,500,000 loan secured by 9.59 acres and a proposal to build a 74,225 square foot strip shopping center. The loan is a one year construction loan, with interest paid monthly. There is a commitment to modify the original construction note at the end of one year to a 20 year amortizing note payable in twenty three equal monthly principal and interest installments and a balloon payment. After origination, the Bank sold a 40% interest in this loan. As of June 30, 1998 the Bank disbursed a principal amount of $996,993 with $1,503,007 remaining to be disbursed. The loan was fully performing in accordance with its terms. The participant maintained a balance of zero.

              Retail Facility located in Fayetteville, Arkansas. In November 1997, the Bank made a $3,750,000 construction loan secured by 4.87 acres to be improved with a 44,500 square foot retail facility. At that time an appraisal indicated a loan-to-value ratio of 76%. The loan is a one year construction loan with interest payable monthly. Shortly after origination, the Bank sold a 43% interest in this loan. Total participant funding at June 30, 1998 was $1,070,125 and total principal disbursed was $3,218,601. At the end of the construction phase, the loan will be amortized over 300 months and payable in 23 equal principal and interest installments and a balloon. The loan was fully performing in accordance with its terms as of June 30, 1998.

              Church Building located in Sheridan, Arkansas. In November 1997, the Bank made a $1,367,823 loan secured by a church building. The loan to value ratio was 69%. This loan is being amortized over a 15 year period, with the full balance of the loan being due July 2010. At June 30, 1998, the outstanding balance was $1,336,605 and the loan was fully performing in accordance with its terms.

              Nursing Home in Little Rock, Arkansas. In November 1997, the Bank modified an existing loan, increasing the loan amount to $1,900,000 secured by an 85-bed nursing home in Little Rock. At that time, an appraisal indicated a loan-to-value ratio of 80%. The balance of the loan as of June 30, 1998 was $1,747,742 with $442,982 participated to another bank, leaving this Bank's balance of $1,304,760. The loan bears interest at 9%. On August 5, 1998, the balance was reduced to $1,500,000. Beginning on September 1, 1998, the loan will now amortize over 180 months, with a balloon payment due on August 1, 2003. The loan is fully performing in accordance with its terms.

              Apartment Complex located in Conway, Arkansas. In August, 1997, the Bank made two loans totaling $2,015,000. The first loan was in the amount of $1,265,000 and was payable $11,382 monthly, with an interest rate of 9%, and was scheduled to balloon in August, 2002. The second loan was in the amount of $750,000 with an interest rate of 9.50% and a maturity date of September, 1998. On October 27, 1998 both loans were combined into one loan totaling $1,991,310 at an interest rate of 7.50% payable in 120 monthly payments of $16,042, with a balloon payment due October 1, 2008. A first deed of trust on an apartment complex in Conway, Arkansas and a second deed of trust on another apartment complex in Conway, Arkansas secure the loan. The combined loan-to-value ratio is 78%. The loan is fully performing in accordance with its terms.

       The Bank's commercial and multi-family real estate loans generally are limited to loans not exceeding $2,500,000 on properties located either in Central Arkansas or other areas selected by management and approved by the Board of Directors, with terms of up to 20 years and loan-to-value ratios of up to 80%. Interest rates may be fixed for up to 15 years, after which period the rate may adjust or the loan may become due.

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

       Consumer Lending. Historically, the Bank's consumer loans have primarily consisted of loans secured by savings deposits at the Bank and home improvement loans secured by first or second mortgages on single-family residences in the Bank's primary market area. These loans totaled approximately $2.22 million and $1.29 million, respectively, at June 30, 1998. The Bank has recently expanded its consumer loan offerings to include a full variety of such loans, with a particular emphasis on loans secured by new and used automobiles and other vehicles, including boats. These vehicle loans increased from approximately $2.4 million at June 30, 1997 to $4.07 million at June 30, 1998. Management plans to continue the expansion of the Bank's consumer lending activities in the future as part of management's plan to provide a wider range of financial services to the Bank's customers while increasing the Bank's portfolio yields and improving its asset/liability management.

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

       Commercial Business Lending. The Bank currently offers working capital loans, floor plan loans to dealers of automobiles and recreation vehicles, and business equipment loans. At June 30, 1998, the Bank's commercial business loans totaled $2.71 million and primarily consisted of automobile dealer floor plan loans and equipment loans. At that date, the Bank had one commercial business loan with an outstanding balance or loan commitment exceeding $500,000. The loan is secured by used automobiles at a dealership in Fordyce, Arkansas. The loan requires regular payments of interest, and the Bank requires principal paydowns as vehicles are sold and periodically in accordance with specified repayment schedules. At June 30, 1998, the Bank had committed to lend up to $600,000, the outstanding balance was $201,000, the loan was fully performing in accordance with its terms, and the loan was not adversely classified or designated by management.

       Commercial business loans generally involve more risk than single family residential loans. In underwriting commercial business loans, the Bank considers the obligor's credit history, an analysis of the obligor's income, expenses and ability to repay the obligation and the value of the collateral.

       Loan Solicitation and Processing. The Bank's loan originations are derived from a number of sources, including referrals by realtors, builders, depositors, borrowers and mortgage brokers, as well as walk in customers. The Bank's solicitation programs consist of calls by the Bank's officers, branch managers and other responsible employees to local realtors and builders and advertisements in local newspapers and billboards and radio broadcasts. Real estate loans are originated by the Bank's staff loan officers as well as the Bank's branch managers. Loan applications are accepted at each of the Bank's offices and, depending on the loan type and amount, may be processed and underwritten at the originating office or forwarded to the main office.

       Upon receipt of a loan application from a prospective borrower, the Bank's staff preliminarily reviews the information provided and makes an initial determination regarding the qualification of the borrower. If not disapproved, the application then is placed in processing, and a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. It is the Bank's policy to obtain an appraisal of the real estate intended to secure a proposed mortgage loan from independent fee appraisers. It is the Bank's policy to obtain personal guarantees from the principals on all loans. Except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made. The Bank attempts to determine the impact, if any, of year 2000 computer issues on the borrower's business.

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

       The Bank receives fees in connection with loan commitments and originations, loan modifications, late payments and changes of property ownership and for miscellaneous services related to its loans. Loan origination fees are calculated as a percentage of the loan principal. The Bank typically receives fees of up to one point (one point being equivalent to 1% of the principal amount of the loan) in connection with the origination of mortgage loans. The excess, if any, of loan origination fees over direct loan origination expenses is deferred and accreted into income over the contractual life of the loan using the interest method. If expenses exceed fees, the excess is deferred and amortized to expense over the loan's contractual life using the interest method. If a loan is prepaid, refinanced or sold, all remaining deferred fees or expenses with respect to such loan are taken into income or recognized in expense at such time.

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

       Asset Classification; Allowances for Losses and Nonperforming Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, an institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with an institution's classifications. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director.

       Management regularly reviews the Bank's assets to determine whether assets require classification or re-classification, and the Board of Directors reviews and approves all classifications. The Bank contracts with a third-party professional to perform loan reviews generally on a semi-annual basis, including classification of assets and an assessment of the adequacy of the loan loss reserve. As of June 30, 1998, the Bank had approximately $22,870 of assets classified as loss, $55,447 of assets classified as doubtful, $2.4 million of assets classified as substandard and $793,571 of assets designated as special mention. Those assets are in the Bank's homogeneous loans classification as discussed in the second paragraph following. The Bank's total adversely classified or designated assets represented approximately 1.31% of the Bank's total assets and 11.2% of the Bank's tangible regulatory capital at June 30, 1998. At that date, substantially all of the Bank's adversely classified or designated assets were one- to four-family residences in the Bank's primary market area. At June 30, 1998, management did not expect the Bank to incur any loss in excess of attributable existing reserves on any of the Bank's adversely classified or designated assets.

       Management also reviews the loss factors to determine whether they are current and relevant. Differences between estimated and actual losses have been insignificant for several years. However, if the losses experienced change significantly, a determination is made as to which factors utilized should be adjusted prospectively.

       Homogeneous loans are those that are considered to have common characteristics that provide for evaluation on an aggregate or pool basis. The Company considers the characteristics of (1) one-to four-family residential first mortgage loans; (2) automobile loans; and (3) consumer and home improvement loans to permit consideration of the appropriateness of the allowance for losses of each group of loans on a pool basis. The primary methodology used to determine the appropriateness of the allowance for losses includes segregating certain specific, poorly performing loans based on their performance characteristics from the pools of loans as to type and then applying a loss factor to the remaining pool balance based on several factors including classification of the loans as to grade, past loss experience, inherent risks, economic conditions in the primary market areas and other factors which usually are beyond the control of the Company. Those segregated specific loans are evaluated using the present value of future cash flows, usually determined by estimating the fair value of the loan's collateral reduced by any cost of selling and discounted at the loan's effective interest rate if the estimated time to receipt of monies is more than three months.

       Non-homogeneous loans are those loans that can be included in a particular loan type, such as commercial loans and multi-family and commercial first mortgage loans, but which differ in other characteristics to the extent that valuation on a pool basis is not valid. After segregating specific, poorly performing loans and applying the methodology as noted in the preceding paragraph for such specific loans, the remaining loans are evaluated based on payment experience, known difficulties in the borrowers business or geographic area, loss experience, inherent risks and other factors usually beyond the control of the Company. These loans are then graded and a factor, based on experience, is applied to estimate the probable loss.

       In extending credit, the Bank recognizes that losses will occur and that the risk of loss will vary with, among other things, the type of credit being extended, the creditworthiness of the obligor over the term of the obligation, general economic conditions and, in the case of a secured obligation, the quality of the security. It is management's policy to maintain adequate allowances for losses based on management's assessment of the Bank's loan portfolio. The Bank increases its allowance for losses by charging provisions for losses against the Bank's income. Federal examiners may disagree with an institution's allowance for losses and may require adjustment.

       The Bank's methodology for establishing the allowance for losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of the Bank's assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a regular basis based on an assessment of risk in the Bank's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Allowances are provided for individual assets, portions of assets, and pools of homogeneous assets when a loss due to uncollectibility is considered probable by management. Probability is affected by several factors including the current payment status of the assets, the fair value or net realizable value of the security, and, as to pools, historical experience adjusted, if necessary, for change in risk.

       At the date of foreclosure or other repossession, the Bank records the property at fair value, less estimated costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through an appraisal at the time of foreclosure. At June 30, 1998, the Bank held no properties acquired in settlement of loans for which market values were unavailable. Any amount of cost in excess of fair value at foreclosure is charged-off against the allowance for loan losses. Subsequent to acquisition, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds differ from the net carrying value of the property, a gain or loss on sale of real estate is recorded.

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

       Management actively monitors the Bank's asset quality and charges off loans and properties acquired in settlement of loans against the allowances for losses on such loans and such properties when appropriate and provides specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations as to the appropriateness of the allowance.

      During the year ended June 30, 1998, in light of the Bank's loan portfolio review and reevaluation, the Bank made additional provisions for loan losses totaling $24,000 bringing the total reserve for losses on loans to $1.5 million, or 1.3% of gross loans. The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                              Year Ended June 30,
                                            ------------------------------------------------------------------------------
                                             1998              1997              1996              1995              1994
                                            ------            ------            ------            ------            ------
Balance at beginning of period...........   $     1,492,473   $     1,283,234   $       728,491   $       728,491   $       740,803
                                            ---------------   ---------------   ---------------   ---------------   ---------------
Loans charged-off:
  Real estate mortgage:
    One- to four-family residential......             5,466            11,317            12,130                --            34,315
    Other mortgage loans.................                --                --                --                --                --
  Consumer...............................            43,100            11,668                --                --                --
                                            ---------------   ---------------   ---------------   ---------------   ---------------
Total charge-offs........................            48,566            22,985            12,130                --            34,315
                                            ---------------   ---------------   ---------------   ---------------   ---------------

Recoveries:
  Real estate mortgage:
    One- to four-family residential......                --             6,333               250                --            14,503
    Other mortgage loans.................                --                --                --                --                --
  Consumer...............................               639             4,220                --                --                --
                                            ---------------   ---------------   ---------------   ---------------   ---------------
Total recoveries.........................               639            10,553               250                --            14,503
                                            ---------------   ---------------   ---------------   ---------------   ---------------

Net loans charged-off....................            47,927            12,432            11,880                --            19,812
                                            ---------------   ---------------   ---------------   ---------------   ---------------

Acquisition of subsidiary................                --                --           524,140                --
Provision for loan losses................            24,000           221,671            42,483                --             7,500
                                            ---------------   ---------------   ---------------   ---------------   ---------------

Balance at end of period.................   $     1,468,546   $     1,492,473   $     1,283,234   $       728,491   $       728,491
                                            ===============   ===============   ===============   ===============   ===============

Ratio of net charge-offs to average
  loans outstanding during the period....               .04%             .024%            0.018%               --%              .04%
                                            ===============   ===============   ===============   ===============   ===============


      The increase in consumer loans from June 30, 1996 to June 30, 1998 has resulted in increased charge-offs during the year ended June 30, 1998. Allowance for loan losses allocated to consumer loans has increased generally in proportion to the level of such lending.

      The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                                              At June 30,
                                                         -------------------------------------------------------
                                                                   1998                         1997
                                                         ------------------------     --------------------------
                                                                       Percent of                     Percent of
                                                                       Loans in                       Loans in
                                                                      Category to                    Category to
                                                         Amount       Total Loans     Amount         Total Loans
                                                         ------       -----------     ------         -----------
Allocated to:
  Real estate loans:
    One- to four-family residential...................   $    504,000    45.18%       $    954,093      61.50%
    Multi-family and non-residential
      loans...........................................        557,000    44.05             296,018      27.52
  Consumer loans......................................        123,000     8.31              67,700       8.93
  Commercial..........................................         72,000     2.46              81,250       2.05
  Unallocated.........................................        212,546       --              93,412         --
                                                         ------------   ------        ------------     ------
         Total........................................   $  1,468,546   100.00%       $  1,492,473     100.00%
                                                         ============   ======        ============     ======

                                                                                At June 30,
                                                         -------------------------------------------------------
                                                                   1996                           1995
                                                         --------------------------     ------------------------
                                                                         Percent of                   Percent of
                                                                         Loans in                     Loans in
                                                                        Category to                  Category to
                                                         Amount         Total Loans     Amount       Total Loans
                                                         ------         -----------     ------       -----------
Allocated to:
  Real estate loans:
    One- to four-family residential...................   $    935,354      71.62%       $  600,856      67.26%
    Multi-family and non-residential
      loans...........................................        278,650      23.65           125,000      28.94
  Consumer loans......................................         17,635       3.72             2,635       3.56
  Commercial..........................................             --       1.01                --       0.24
  Unallocated.........................................         51,595         --                --         --
                                                         ------------     ------        ----------     ------
         Total........................................   $  1,283,234     100.00%       $  728,491     100.00%
                                                         ============     ======        ==========     ======

                                                                At June 30,
                                                         ----------------------
                                                                   1994
                                                         ----------------------
                                                                     Percent of
                                                                     Loans in
                                                                    Category to
                                                         Amount     Total Loans
                                                         ------     -----------
Allocated to:
  Real estate loans:
    One- to four-family residential...................   $  600,856    70.29%
    Multi-family and non-residential
      loans...........................................      125,000    25.82
  Consumer loans......................................        2,635     3.62
  Commercial..........................................           --      .27
  Unallocated.........................................           --       --
                                                         ----------   ------
         Total........................................   $  728,491   100.00%
                                                         ==========   ======

      The Bank's increasing emphasis on the origination of commercial and multi-family loans and consumer and commercial business loans may increase the Bank's risk of corresponding increases in loan loss provisions and charge-offs. While management believes the Bank has established its existing loss allowances in accordance with generally accepted accounting principles, there can be no guarantee or assurance that such allowances are, or in the future will be, adequate to absorb all loan losses or that regulators, in reviewing the Bank's assets, will not require the Bank to increase its loss allowance, thereby negatively affecting the Bank's reported financial condition and results of operations.

      The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. For information regarding the Bank's interest accrual practices, see the Notes to Consolidated Financial Statements set forth in Item 8 herein.


                                                                                    At June 30
                                                      ------------------------------------------------------------------------
                                                       1998            1997           1996              1995             1994
                                                      ------          ------         ------            ------           ------
Loans accounted for on a nonaccrual basis: (1)
  Real estate:
    One- to four-family residential...............    $     648,012   $    133,386   $      166,228    $     165,009        135,289
    Other mortgage loans..........................               --             --               --               --          8,000
  Consumer........................................          138,747             --               --               --             --
                                                      -------------   ------------   --------------    -------------    -----------
    Total.........................................    $     786,759   $    133,386   $      166,228    $     165,009    $   143,289
                                                      =============   ============   ==============    =============    ===========

Accruing loans which are contractually past due
  90 days or more:
  Real estate:
    One- to four-family residential...............    $      41,770   $    323,478   $      725,487    $     502,064             --
    Other mortgage loans..........................               --             --               --               --             --
  Consumer loans..................................               --         56,904          127,142            5,525             --
                                                      -------------   ------------   --------------    -------------    -----------
    Total.........................................    $      41,770   $    380,382   $      852,629    $     507,589    $        --
                                                      =============   ============   ==============    =============    ===========

    Total nonperforming loans.....................    $     828,529   $    513,768   $    1,018,857    $     672,598    $   143,289
                                                      =============   ============   ==============    =============    ===========

Percentage of total loans.........................              .75%           .50%            1.17%            1.19%           .26%
                                                      =============   ============   ==============    =============    ===========
Other nonperforming assets (2)....................    $      17,001   $     65,005   $      168,206    $     659,917    $   842,895
                                                      =============   ============   ==============    =============    ===========
Loans modified in troubled debt restructurings....    $     392,000   $    281,441   $      298,195    $     313,970    $   585,000
                                                      =============   ============   ==============    =============    ===========

----------

(1) Designated nonaccrual loan payments received applied first to contractual principal; interest income recognized when contractually current.
(2)   Other nonperforming assets includes foreclosed real estate.

      During the years ended June 30, 1998 and 1997, gross interest income of $18,012 and $12,177, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the respective periods. Interest on such loans included in income during such respective periods amounted to $14,292 and $17,689, respectively.

      At June 30, 1998, management had identified approximately $2.57 million of loans which amount is not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused management to provide for increased monitoring of the ability of the borrowers to comply with present loan repayment terms, all of which was included in the Bank's adversely classified or designated asset amounts at that date. Of this aggregate amount, $1.43 million was attributable to 34 one- to four-family residential loans, and $718,000 was attributable to nine commercial or multi-family real estate loans. At June 30, 1998, management did not expect the Bank to incur any loss in excess of attributable existing reserves on any of the Bank's assets.

INVESTMENT ACTIVITIES

      General. The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, savings deposits at the FHLB of Dallas, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. It may also invest, subject to certain limitations, in commercial paper rated in one of the two highest investment rating categories of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings banks are required to maintain. See "Regulation -- Regulation of the Bank -- Liquidity Requirements" below.

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

      Securities designated as "held to maturity" are those assets which the Bank has the ability and intent to hold to maturity. The held to maturity investment portfolio is carried at amortized cost. Securities designated as "available for sale" are those assets which the Bank might not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in stockholders' equity. Subsequent to June 30, 1998, the Bank adopted FAS 133. The rules for adopting this accounting standard allow a one-time reclassification of securities designated as "held to maturity." In order to provide greater flexibility in asset/liability and portfolio management, the Bank reclassified all of its held to maturity securities into the "available for sale" designation upon adoption of FAS 133.

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

      All of the Bank's privately issued securities were rated "AA" or higher by a nationally recognized credit rating agency at the time of purchase. Management regularly monitors the ratings of the Bank's privately issued holdings by reference to nationally published rating media and by communication with the issuer when necessary. At June 30, 1998, no privately issued securities were rated below AA except as follows:

            A Citicorp Mortgage, Inc. REMIC Pass-Thru Class A Certificate was rated "CC" by S&P. The downgrade reflected deterioration in the performance of the mortgage pools underlying the security. At June 30, 1998, the Bank estimated the value of the security at approximately $150,000 less than its face value. This amount was recognized as a loss and charged to operations. The Bank's carrying value for this security at that date was approximately $628,000 after recognition of impairment loss.

            A DLJ Mortgage Acceptance Corp. Pass-Thru Class A-3 Certificate was rated "A3" by Moody. The downgrade reflected deterioration in the performance of the mortgage pools underlying the security. As of June 30, 1998, the deterioration affected the credit support and not the principal or interest of the security itself. The security's current rating is still considered investment grade and management anticipates no loss of principal or interest on this security. The Bank's carrying value for this security at that date was $732,612.

      The Bank's privately issued securities have been primarily collateralized mortgage obligations (CMOs). At June 30, 1998, all of these securities had adjustable interest rates with a weighted average yield of 6.713% and a weighted average term to maturity of 20.6 years. The carrying value of the privately issued securities was $24,391,821, or 28.25% of the mortgage-backed securities at that date. None of the privately issued securities is insured or guaranteed by FHLMC or FNMA.

      The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

      The following table sets forth information regarding carrying values of the Bank's investment securities at the dates indicated.

                                                                                    At June 30,
                                                            ------------------------------------------------------------
                                                               1998                    1997                      1996
                                                            ----------              ----------                ----------
Securities available for sale:
   U.S. government and agencies..................        $  22,491,930           $  17,260,383             $   5,279,625
   Municipal securities..........................           18,283,877                      --                        --
   Collateralized mortgage obligations...........            9,673,443               6,161,779                 9,034,604
   Other mortgage-backed securities..............           49,023,666              12,200,208                 3,120,595
                                                         -------------           -------------             -------------
                                                         $  99,472,916           $  35,622,370             $  17,434,824
                                                         =============           =============             =============
Securities held to maturity:
   U.S. government and agencies..................        $          --           $          --             $          --
   Collateralized mortgage obligations...........            3,984,684               5,836,502                        --
   Other mortgage-backed securities..............           23,518,573              30,656,584                45,212,891
                                                         -------------           -------------             -------------
                                                         $  27,503,257           $  36,493,086             $  45,212,891
                                                         =============           =============             =============

      Total......................................        $ 126,976,173           $  72,115,456             $  62,647,715
                                                         =============           =============             =============

      The following table sets forth information regarding scheduled maturities of the Bank's investment portfolio at June 30, 1998. Yields on municipal securities are not tax-effected.


                                                    One Year or Less           One to Five Years          Five to Ten Years
                                                ------------------------   ------------------------    -----------------------
                                                 Carrying       Average     Carrying       Average      Carrying      Average
                                                  Value          Yield       Value          Yield        Value         Yield
                                                ---------      ---------   ---------      ---------    ---------     ---------
U.S. government and agencies.............       $  2,501,285     6.26%      $  8,502,200    6.35%      $  9,488,445      6.51%
Municipal securities.....................                 --       --                 --      --            453,158      4.46
Collateralized mortgage
   obligations...........................          3,183,400     5.95          2,450,633    6.28                 --        --
Other mortgage-backed securities.........          1,691,118     6.96         18,894,693    6.88         10,508,051      6.47
                                                ------------                ------------               ------------
   Total.................................       $  7,375,803     6.39       $ 29,847,526    6.67       $ 20,449,654      6.44
                                                ============                ============               ============


                                                  More than Ten Years               Total Investment Portfolio
                                                -----------------------     -----------------------------------------
                                                 Carrying      Average       Carrying            Market      Average
                                                  Value         Yield         Value              Value        Yield
                                                ---------     ---------     ---------           -------      --------
U.S. government and agencies.............       $  2,000,000     7.18%      $ 22,491,930     $ 22,491,930     6.48%
Municipal securities.....................         17,830,719     4.91         18,283,877       18,283,877     4.90
Collateralized mortgage
   obligations...........................          8,024,094     6.95         13,658,127       13,652,253     6.60
Other mortgage-backed securities.........         41,448,377     6.69         72,542,239       72,521,160     6.71
                                                ------------                ------------     ------------
   Total.................................       $ 69,303,190     6.27       $126,976,173     $126,949,220     6.39
                                                ============                ============     ============

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

      General. Deposits are the primary source of the Bank's funds for lending, investment activities and general operational purposes. While the Bank, like most independent savings institutions, historically has relied on certificates of deposit for a substantial portion of its savings deposits, management has recently shifted the Bank's deposit gathering emphasis away from certificates of deposit and toward transaction accounts with more favorable interest costs, interest rate risk characteristics and opportunities for the Bank to perform valued customer services that generate additional fee income, and it is expected that management will continue this trend in the future. In addition to savings deposits, the Bank derives funds from loan principal and interest repayments, maturities of investment securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. The Bank has access to advances from the FHLB of Dallas.

      Deposits. The Bank attracts savings deposits principally from within its primary market area by offering competitive rates on its deposit instruments, including money market accounts, passbook savings accounts, Individual Retirement Accounts and certificates of deposit which range in maturity from 90 days to three years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by the Bank on a periodic basis. In determining the characteristics of its deposit accounts, the Bank considers the rates offered by competing institutions, lending and liquidity requirements, growth goals and federal regulations. The Bank does not accept brokered savings deposits or pay negotiated rates for jumbo savings deposits.

      The Bank attempts to compete for savings deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Bank seeks to meet customers' needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of the Bank's depositors are Arkansas residents who reside in the Bank's primary market area.

      The following table sets forth information regarding interest-bearing average deposit balances and rates during the periods presented.

                                                                           Year Ended June 30,
                                           --------------------------------------------------------------------------------
                                                     1998                         1997                        1996
                                           ------------------------     -----------------------     -----------------------
                                           Average          Average     Average         Average     Average         Average
                                           Balance           Rate       Balance          Rate       Balance          Rate
                                           -------          -------     -------         -------     -------         -------
NOW accounts.......................       $   6,101,535      2.73%     $   5,858,963     3.07%     $   4,387,731     2.92%
Money market savings deposits......          17,937,404      4.13         18,333,058     4.23         13,777,197     3.94
Savings deposits - passbook........           8,136,269      2.95          7,792,066     3.02          6,632,913     3.71
Certificates of deposit............         112,427,056      5.41        116,980,504     5.42         95,231,454     5.66
                                          -------------                -------------               -------------
    Total..........................       $ 144,602,264      4.99      $ 148,964,591     5.05      $ 120,029,295     5.26
                                          =============                =============               =============

      The following table sets forth information regarding changes in dollar amounts of savings deposits in various types of accounts offered by the Bank between the dates indicated.


                                       Balance at
                                        June 30,          % of          Increase
                                          1998          Deposits       (Decrease)
                                      ------------      --------       ----------
NOW accounts.....................    $  10,664,546        7.51%       $  1,274,321
Money market savings deposits....       18,384,835       12.95             577,342
Savings deposits - passbook......        7,512,607        5.29            (929,238)
Certificates of deposit..........      105,369,342       74.25         (10,183,686)
                                     -------------      ------        ------------
                                     $ 141,931,330      100.00%       $ (9,261,261)
                                     =============      ======        ============

                                       Balance at
                                        June 30,          % of          Increase
                                          1997          Deposits       (Decrease)
                                      ------------      --------       ----------
NOW accounts.....................    $  9,390,225         6.21%       $ 2,721,690
Money market savings deposits....      17,807,493        11.78          2,315,902
Savings deposits - passbook......       8,441,845         5.58            413,690
Certificates of deposit..........     115,553,028        76.43           (177,942)
                                     ------------       ------        -----------
                                     $151,192,591       100.00%       $ 5,273,340
                                     ============       ======        ===========

                                       Balance at
                                        June 30,          % of
                                          1996          Deposits
                                      ------------      --------
NOW accounts.....................    $   6,668,535        4.57%
Money market savings deposits....       15,491,591       10.62
Savings deposits - passbook......        8,028,155        5.50
Certificates of deposit..........      115,730,970       79.31
                                     -------------      ------
                                     $ 145,919,251      100.00%
                                     =============      ======

      The following table sets forth information regarding time savings deposits classified by rates at the dates indicated.


                                                                                 At June 30,
                                                                -------------------------------------------
                                                                  1998              1997             1996
                                                                --------          --------         --------
2.00 -  3.99%..............................................   $         --      $         --     $         --
4.00 -  5.99%..............................................     96,276,980        99,606,159       75,847,271
6.00 -  7.99%..............................................      9,092,362        15,946,869       39,883,699
8.00 -  9.99%..............................................             --                --               --
                                                              ------------      ------------     ------------
                                                              $105,369,342      $115,553,028     $115,730,970
                                                              ============      ============     ============


      The following table sets forth information regarding amounts and maturities of time savings deposits at June 30, 1998.


                                                                         Amount Due
                                               -----------------------------------------------------------
                                               Less Than                                           After
Rate                                           One Year          1-2 Years        2-3 Years        3 Years          Total
----                                           --------          ---------        ---------        -------          -----
4.00 -  5.99%............................     $73,315,437       $ 17,594,664    $ 5,308,128      $    58,751     $  96,276,980
6.00 -  7.99%............................       8,196,344            807,381         88,637               --         9,092,362
                                              -----------       ------------    -----------      -----------     -------------
                                              $81,511,781       $ 18,402,045    $ 5,396,765      $    58,751     $ 105,369,342
                                              ===========       ============    ===========      ===========     =============


      The following table sets forth information regarding amounts of certificates of deposit of $100,000 or more by time remaining until maturity at June 30, 1998.


                                                                  Certificates
Maturity Period                                                    of Deposit
---------------                                                   ------------
Three months or less.......................................       $  2,593,347
Over three through six months..............................          2,142,416
Over six through 12 months.................................          3,707,209
Over 12 months.............................................          1,569,704
                                                                  ------------
    Total..................................................       $ 10,012,676
                                                                  ============


      The following table sets forth information regarding savings activities of the Bank for the periods indicated.


                                                                        Year Ended June 30,
                                                           ---------------------------------------------
                                                            1998               1997                1996
                                                           ------             ------              ------
Net increase (decrease) before
  interest credited..............................     $  (5,062,845)     $  (2,261,105)      $   2,491,959
Deposits assumed (divested)......................        (9,402,587)                --          25,101,788
Interest credited................................         5,204,171          7,534,445           6,314,641
                                                      -------------      -------------       -------------
    Net increase (decrease) in savings
      savings deposits...........................     $  (9,261,261)     $   5,273,340       $  33,908,388
                                                      =============      =============       =============

      Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Dallas to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Dallas functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Dallas and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLB of Dallas are secured by the Bank's stock in the FHLB of Dallas, first mortgage loans and mortgage-backed investment securities. During the past year, the Bank has significantly increased its level of FHLB advances, and used such advances to invest in investment securities. For further information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management."

      The following tables set forth certain information regarding borrowings by the Bank for the periods indicated. Averages are based on monthly balances.


                                                                                      Year Ended June 30,
                                                                       ---------------------------------------------------
                                                                         1998                 1997                  1996
                                                                       --------             --------              --------
Amounts outstanding at end of period:
  FHLB advances....................................................   $  68,121,068        $  10,000,000         $  10,000,000
  Weighted average rate............................................           5.89%                6.20%                 6.20%

Maximum amount of borrowings outstanding at any month end:
  FHLB advances....................................................   $  68,121,068        $  12,500,000         $  10,000,000

Approximate average borrowings during the year outstanding
  with respect to:
  FHLB advances....................................................   $  26,700,896        $  10,208,333         $   7,500,000
  Weighted average rate............................................           6.02%                6.20%                 6.20%


SUBSIDIARY ACTIVITIES

      As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in non-savings institution service corporation subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 1998 on a consolidated basis the Bank was authorized to invest up to approximately $7.5 million in the stock of or loans to such subsidiaries, including the additional 1% investment for community inner-city and community development purposes. The Bank has one subsidiary service corporation, HCB Properties, Inc., which was formed in August 1996 to hold certain properties acquired by the Bank for possible future expansion, because the properties are larger than the Bank's anticipated expansion needs, and it is expected that portions of the properties eventually will be sold. At June 30, 1998, the Bank's aggregate investment in, and loans to, the subsidiary service corporation totaled $570,928.

REGULATION OF THE BANK

      GENERAL. As a federally chartered savings institution the Bank is subject to extensive regulation by the OTS and the FDIC and to OTS regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The OTS periodically examines the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of the Bank because its savings deposits are insured by the SAIF. The Bank must file reports with the OTS describing its activities and financial condition and also is subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. See also "Proposed Legislative and Regulatory Changes."

      Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Dallas, the Bank is required to acquire and hold shares of capital stock in the FHLB of Dallas in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Dallas, whichever is greater.

      The FHLB of Dallas serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB of Dallas. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At June 30, 1998, the Bank had $68.1 million in advances outstanding with the FHLB of Dallas. See " -- Deposit Activity and Other Sources of Funds -- Borrowings."

      Liquidity Requirements. The Bank is required to maintain average daily balances of liquid assets (cash, savings deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of the United States and states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt and mortgage loans and mortgage-related securities with less than one year to maturity or subject to pre-arranged sale within one year) equal to the monthly average of not less than a specified percentage (currently 4%) of their net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average ratio of liquid assets of the Bank at June 30, 1998 was 12.78%.

      Qualified Thrift Lender Test. The Bank is subject to OTS regulations which use the concept of a Qualified Thrift Lender to determine eligibility for Federal Home Loan Bank advances and for certain other purposes. To qualify as a Qualified Thrift Lender, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined to include total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, and educational, small business and credit card loans, (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, and (iii) stock issued by a Federal Home Loan Bank. Subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. To be qualified as a Qualified Thrift Lender, a savings institution must maintain its status as a Qualified Thrift Lender for nine out of every 12 months. Failure to qualify as a Qualified Thrift Lender results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the Federal Home Loan Bank System. Upon failure to qualify as a Qualified Thrift Lender for two years, a savings institution must convert to a commercial bank.

      Regulatory Capital Requirements. Under OTS capital standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of tangible assets, "core" capital equal to at least 4% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on institutions that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated CAMELS 1 under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definition as core capital. See " -- Prompt Corrective Regulatory Action." Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged savings deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of an institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets with only a limited exception for purchased mortgage servicing rights.

      Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and depository institutions or their holding companies). As of June 30, 1998, the Bank had no investments in, or extensions of credit to, non-includible subsidiaries.

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

      In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged savings deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the institution's general loan loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements, the portion of the savings institution's land loans and non-residential construction loans in excess of an 80% loan-to-value ratio and equity investments other than those deducted from core and tangible capital. At June 30, 1998, the Bank had no land loans or non-residential construction loans in excess of an 80% loan-to-value ratio and no equity investments for which OTS regulations require a deduction from total capital.

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

      The table below presents the capital position of HEARTLAND Community Bank relative to its various regulatory capital requirements at June 30, 1998.


                                                                                         Percent of
                                                                     Amount              Assets(1)
                                                                     ------              ---------
                                                                       (Dollars in thousands)
Tangible capital...............................................      $  29,261             11.7%
Tangible capital requirement...................................          3,759              1.5
                                                                     ---------             ----
   Excess......................................................      $  25,502             10.2%
                                                                     =========             ====

Core capital...................................................      $  29,224             11.6%
Core capital requirement.......................................         10,027              4.0
                                                                     ---------             ----
   Excess......................................................      $  19,197              7.6%
                                                                     =========             ====

Total capital..................................................      $  31,021             29.1%
Risk-based capital requirement.................................          8,531              8.0
                                                                     ---------             ----
   Excess.....................................................       $  22,490             21.1%
                                                                     =========             ====

----------
      (1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.

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

      Deposit Insurance. The Bank is required to pay assessments based on a percentage of its insured savings deposits to the FDIC for insurance of its savings deposits by the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured savings deposits or at a higher percentage of estimated insured savings deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the SAIF. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

      Historically, institutions with SAIF-assessable savings deposits, like the Bank, paid higher deposit insurance premiums than institutions with savings deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. In order to recapitalize the SAIF and rectify the premium disparity, the Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable savings deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured savings deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable savings deposits as of March 31, 1995. As a result of the special assessment the Bank incurred a pre-tax expense totaling approximately $889,011 during the quarter ended September 30, 1996.

      The special assessment recapitalized the SAIF, and as a result the FDIC lowered the SAIF deposit insurance assessment rates to zero for well capitalized institutions with the highest supervisory ratings and 0.31% of insured savings deposits for institutions in the highest risk-based premium category. Since the BIF is above its designated reserve ratio of 1.25% of insured savings deposits, "well-capitalized" institutions in Subgroup A, numbering 95% of BIF-insured institutions, pay no federal deposit insurance premiums, with the remaining 5% of institutions paying a graduated range of rates up to 0.27% of insured savings deposits for the highest risk-based premium category. Until December 31, 1999, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999 or sooner if the two funds are merged, both BIF and SAIF members will be assessed at the same rate for FICO payments.

      Since the SAIF now meets its designated reserve ratio as a result of the special assessment, SAIF members are now permitted to convert to the status of members of the BIF and may merge with or transfer assets to a BIF member. Although the Bank would qualify for insurance of savings deposits of the BIF, substantial entrance and exit fees apply to conversions from SAIF to BIF insurance and such fees may make a SAIF to BIF conversion prohibitively expensive. In the past, the substantial disparity existing between deposit insurance premiums paid by BIF and SAIF members gave BIF-insured institutions a competitive advantage over SAIF-insured institutions. The reduction of the SAIF deposit insurance premiums effectively eliminated this disparity and could have the effect of increasing the net income of the Bank and restoring the competitive equality between BIF-insured and SAIF-insured institutions.

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

      Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves equal to 3% on the first $47.8 million of transaction accounts, and must maintain a reserve of 10% against all remaining transaction accounts. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets.

      Dividend Restrictions. Under OTS regulations, the Bank is not permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of the Conversion. In addition, the Bank is required by OTS regulations to give the OTS 30 days' prior notice of any proposed declaration of dividends.

      OTS regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, an institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulations) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted, after notice, to make capital distributions during a calendar year in the amount equal to the greater of: (i) 75% of its net income for the previous four quarters; or (ii) 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded regulatory requirements at the beginning of the calendar year. An institution with total capital in excess of current minimum capital ratio requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period. An institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. A Tier 1 Association that has been notified by the OTS that it is in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. The Bank is a Tier 1 Association. Despite the above authority, the OTS may prohibit any institution from making a capital distribution that would otherwise be permitted by the regulation, if the OTS were to determine that the distribution constituted an unsafe or unsound practice.

      Under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distributions if, after making the distribution, it would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a Tier 1 (core) capital ratio of less than 4.0%. See " -- Prompt Corrective Regulatory Action."

      In addition to the foregoing, earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to the Company without payment of taxes at the then current tax rate on the amount of earnings removed from the reserves for such distributions. See "Taxation." The Company intends to make full use of this favorable tax treatment afforded to the Bank, and the Company does not contemplate use of any post-Conversion earnings of the Bank in a manner which would limit the Bank's bad debt deduction or create federal tax liabilities.

      Transactions with Related Parties. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the institution. In a holding company context, the parent holding company of an institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or
(ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. Section 106 of the Bank Holding Company Act which applies to the Bank, prohibits the Bank from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

      Loans to Directors, Executive Officers and Principal Stockholders. Depository institutions like the Bank are also subject to the restrictions contained in Section 22(h) and Section 22(g) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a depository institution and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans-to-one-borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus plus an additional 10% of such capital and surplus for loans fully secured by certain readily marketable capital). Section 22(h) also prohibits the making of loans above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of an institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

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

      Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to become undercapitalized. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") generally is: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on savings deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below the "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

      Under the OTS regulation implementing the prompt corrective action provisions of FDICIA, the OTS measures an institution's capital adequacy for purposes of the prompt corrective action rules on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). An institution that is not subject to an order or written directive to meet or maintain a specific capital level is deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6% or greater; and (iii) a leverage ratio of 5% or greater. An "adequately capitalized" savings institution is an institution that does not meet the definition of well capitalized and has:
(i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 capital risk-based ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater (or 3% or greater if the savings institution has a composite 1 CAMELS rating). An "undercapitalized institution" is an institution that has (i) a total risk-based capital ratio less than 8%; or (ii) a Tier 1 risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4% (or 3% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as an institution that has: (i) a total risk-based capital ratio of less than 6%; or (ii) a Tier 1 risk-based capital ratio of less than 3%; or (iii) a leverage ratio of less than 3%. A "critically undercapitalized" savings institution is defined as an institution that has "tangible equity" of less than 2%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically-undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. As of June 30, 1998, the Bank was classified as "well capitalized" under the prompt corrective action regulations.

      Safety and Soundness Guidelines. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each federal banking agency is required to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the federal banking agencies, including the OTS and Federal Reserve Board, released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The final rule and the guidelines went into effect on August 9, 1995. The guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to its primary federal regulator within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank already meets substantially all the standards adopted in the interagency guidelines, and therefore does not believe that implementation of these regulatory standards will materially affect the Bank's operations.

      Additionally under FDICIA, as amended by the CDRI Act, the federal banking agencies are required to establish standards relating to the asset quality and earnings that the agencies determine to be appropriate. On July 10, 1995, the federal banking agencies, including the OTS and Federal Reserve Board, issued proposed guidelines relating to asset quality and earnings. Under the proposed guidelines, an FDIC insured depository institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by the banking agencies, would not have a material effect on the Bank's operations.

REGULATION OF THE COMPANY

      General. The Company is a savings institution holding company as defined by the Home Owners' Loan Act. As such, the Company is registered with the OTS and is subject to OTS regulation, examination, supervision and reporting requirements. As a subsidiary of a savings institution holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof. The Company also is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission ("SEC") under the federal securities laws.

      Activities Restrictions. The Board of Directors of the Company presently intends to operate the Company as a unitary savings institution holding company. There are generally no restrictions on the activities of a unitary savings institution holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by an institution holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings institution holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "Regulation of the Bank -- Qualified Thrift Lender Test." Legislative initiatives have been introduced in the U.S. Congress which could result in the imposition of restrictions on the activities of unitary savings institution holding companies in the future. See "Proposed Legislative and Regulatory Changes."

      If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings institution holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Association or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings institution holding company or subsidiary thereof which is not an institution shall commence or continue for a limited period of time after becoming a multiple savings institution holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by, the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings institution holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. A multiple savings institution holding company must obtain the approval of the OTS prior to engaging in the activities described in (vii) above.

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

      OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal institution may not establish an out-of-state branch unless (i) the federal institution qualifies as a QTL or as a "domestic building and loan association" under Section 7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the institution in the state would qualify such branches taken as a whole for treatment as a QTL or as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings holding company or
(b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of banking holding companies. Federal savings institutions generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

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

FEDERAL INCOME TAXATION

      Savings institutions such as the Bank are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code") in the same general manner as other corporations. Through tax years beginning before December 31, 1995, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Internal Revenue Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and "nonqualifying loans," which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans was based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). Under the experience method, the bad debt deduction for an addition to the reserve for qualifying real property loans was an amount determined under a formula based generally on the bad debts actually sustained by a savings institution over a period of years. Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans was computed as 8% of a savings institution's taxable income, with certain adjustments. The Bank generally elected to use the method which has resulted in the greatest deductions for federal income tax purposes in any given year.

      Legislation that is effective for tax years beginning after December 31, 1995 requires institutions to recapture into taxable income over a six taxable year period the portion of the tax loan reserve that exceeds the pre-1988 tax loan loss reserve. The Bank will no longer be allowed to use the reserve method for tax loan loss provisions, but would be allowed to use the experience method of accounting for bad debts. There will be no future effect on net income from the recapture because the taxes on these bad debt reserves have already been accrued as a deferred tax liability.

      The Bank's federal income tax returns have not been examined by the regulatory authorities in the past five years.

      For taxable years beginning after June 30, 1986, the Internal Revenue Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI exceeds an exemption amount. The Internal Revenue Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly-issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) for taxable years including 1987 through 1989, 50% of the excess of (i) the taxpayer's pre-tax adjusted net book income over
(ii) AMTI (determined without regard to this latter preference and prior to reduction by net operating losses). For taxable years beginning after 1989, this latter preference has been replaced by 75% of the excess (if any) of (i) adjusted current earnings as defined in the Internal Revenue Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). For any taxable year beginning after 1986, net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum taxes may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and before 1992, corporations, including savings institutions, are also subject to an environmental tax equal to 0.12% of the excess of AMTI for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million. The Bank is not currently paying any amount of alternative minimum tax but may, depending on future results of operations, become subject to this tax.

STATE INCOME TAXATION

      The Bank is subject to Arkansas corporation income tax which is 6.5% of all taxable earnings when income exceeds $100,000. The Company is incorporated under Oklahoma law and qualified to do business in Arkansas as a foreign corporation, and accordingly the Company incurs certain franchise and other taxes, which management believes are not material to the Company as a whole.

EMPLOYEES

      As of June 30, 1998, the Bank had 70 full-time and 8 part-time employees, none of whom was represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

ITEM 2.  PROPERTIES

      The following table sets forth information regarding the Bank's offices at June 30, 1998.

                                               Year                  Owned or                                       Approximate
                                              Opened                  Leased                Book Value             Square Footage
                                              ------                  ------                ----------             --------------
Main Office:

237 Jackson Street, S.W.                       1933                   Owned                 $  321,679                    12,000
Camden, Arkansas

Branch Offices:

22461 Interstate 30, Suite 1100A(1)            1996                   Leased                        --                      1,800
Landers Corporate Plaza
Bryant, Arkansas

208 Cardinal Shopping Center                   1981                   Owned                    146,528                      1,200
Camden, Arkansas

610 West 4th Street                            1969                   Owned                    658,775                      3,500
Fordyce, Arkansas

473 Highway 425 North                          1993                   Owned                  1,320,513                      7,400
Monticello, Arkansas

108 South Main                                 1996                   Owned                  1,143,996                      5,500
Sheridan, Arkansas

--------------
(1)   Limited service loan production office opened in November 1996.

      In addition to the offices described above, at June 30, 1998 the Bank held five other properties located in various communities within the Bank's primary market area. These properties were acquired for possible future construction of additional offices and related facilities, though certain of the properties are larger than the Bank's foreseeable needs, and therefore portions of those properties may be sold by the Bank. At that date, the aggregate net book value of these properties totaled $920,348 of which $444,189 was classified as held for resale. It is anticipated that in the future management may determine to expand the Bank's network of banking facilities by installing ATMs in existing or new banking facilities, by building branches or other facilities on the properties held by the Bank, by acquiring other facilities or sites and/or by acquiring banks or other financial companies with their own facilities.

      The book value of the Bank's aggregate investment in properties, premises and equipment totaled approximately $5.6 million at June 30, 1998. See Note 7 of the Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

      From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 1998, except as set forth below, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank, and there were no pending regulatory proceedings to which the Company, the Bank or its subsidiaries was a party, or to which any of their properties was subject, which were expected to result in a material loss.

      During the year ended June 30, 1998, a circuit court entered a judgment against the Bank in the amount of $78,000 for breach of contract regarding its alleged failure to provide a party the right to purchase real estate formerly used as a branch location. The Company has appealed the judgment to the court of appeals. The Company and its counsel believe there is a likelihood that the merits of the case will result in a reversal of the lower court's decision. No accrual of this possible loss has been made in the consolidated financial statements as of June 30, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company conducted a special meeting of stockholders on May 5, 1998. 1,264,636 shares of the Company's common stock were represented at the meeting in person or by proxy.

      The first proposal voted on at the special meeting was the approval of the HCB Bancshares, Inc. 1998 Stock Option Plan. There were 1,115,038 votes in favor, 114,352 votes against and 35,246 votes abstained.

      The second proposal voted on at the special meeting was the approval of the HCB Bancshares, Inc. 1998 Management Recognition Plan. There were 1,075,037 votes in favor, 154,953 votes against and 34,646 votes abstained.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock began trading on the Nasdaq National Market on May 7, 1997, under the symbol "HCBB." At June 30, 1998, there were 2,645,000 shares of the common stock outstanding and approximately 902 stockholders of record. Following are the high and low bid prices, by fiscal quarter, as reported on the Nasdaq National Market during the periods indicated, as well as the dividends paid during such quarters.

                                         High                Low              Dividends Per Share
                                         ----                ---              -------------------
Fiscal 1998:
      First Quarter                      $ 14.125           $12.875                  $0.05
      Second Quarter                       14.500            13.125                   0.05
      Third Quarter                        15.750            14.000                   0.05
      Fourth Quarter                       16.250            14.625                   0.05
Fiscal 1997:
      Fourth Quarter                       13.250            12.750                   0.00

      The stated high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

      Effective February 2, 1999, the Company's common stock was delisted and ceased trading on the Nasdaq National Market.

      The payment of dividends on the Common Stock is subject to determination and declaration by the Board of Directors of the Company. The payment of future dividends will be subject to the requirements of applicable law and the determination by the Board of Directors of the Company that the net income, capital and financial condition of the Company and the Bank, thrift industry trends and general economic conditions justify the payment of dividends, and there can be no assurance that dividends will continue to be paid in the future.

      Under OTS regulations, the Bank is not permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of the Conversion. In addition, the Bank is required by OTS regulations to give the OTS 30 days' prior notice of any proposed declaration of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                  At June 30,
                                                   -----------------------------------------------------------------------
                                                     1998             1997           1996            1995           1994
                                                   --------         --------       --------        --------       --------
Total assets................................     $250,953,770     $200,498,516   $171,235,322    $126,987,168   $126,722,704
Loans receivable, net.......................      104,580,165       98,642,635     84,131,024      55,112,980     53,247,142
Allowance for loan losses...................        1,468,546        1,492,473      1,283,234         728,491        728,491
Cash and due from banks.....................        1,531,363        1,057,943        422,509         195,703        305,006
Interest-earning savings deposits...........        5,073,035       18,273,882     16,869,373       2,929,896      2,749,972
Investment securities:
   Available for sale.......................       40,775,807               --      5,279,625         957,500      3,386,625
   Held to maturity.........................               --       17,260,383             --       2,000,000             --
Mortgage-backed securities:
    Available for sale......................       58,697,109       18,361,987     12,155,199       6,088,450             --
    Held to maturity........................       27,503,257       36,493,086     45,212,891      57,144,915     64,084,120
Deposits....................................      141,931,330      151,192,591    145,919,251     112,005,588    113,350,670
FHLB advances...............................       68,121,068       10,000,000     10,000,000              --             --
Note payable................................          320,000          400,000             --              --             --
Stockholders' equity........................       37,678,924       37,430,852     14,228,436      14,270,972     12,860,593
Number of:
   Real estate loans outstanding............            3,037            2,093          1,993           1,507          1,537
   Savings accounts.........................           17,158           15,380         14,163          10,993         11,057
   Offices open.............................                6                7              6               3              3

                                                                             Year Ended June 30,
                                                   ------------------------------------------------------------------------------
                                                     1998             1997(1)          1996             1995             1994
                                                   --------         --------         --------         --------         --------
Interest income.............................     $ 15,319,305     $ 12,987,848       10,333,181        8,844,782        8,416,735
Interest expense............................        8,942,149        8,195,782        6,766,598        5,112,481        4,645,404
                                                 ------------     ------------     ------------     ------------     ------------
Net interest income.........................        6,377,156        4,792,066        3,566,583        3,732,301        3,771,331
Provision for loan losses...................           24,000          221,671           42,483               --            7,500
                                                 ------------     ------------     ------------     ------------     ------------
Net interest income after provision
  for loan losses...........................        6,353,156        4,570,395        3,524,100        3,732,301        3,763,831
Noninterest income (loss)...................          509,297          305,067         (733,652)         196,023          102,212
Noninterest expense.........................        6,498,045        5,765,870        2,350,658        1,609,691        1,585,401
                                                 ------------     ------------     ------------     ------------     ------------
Income (loss) before income taxes and cumulative
  effect of change in method of accounting
  for income taxes and investment
  securities................................          364,408         (890,408)         399,790        2,318,363        2,280,642
Provision for income taxes (benefit)........          (20,705)        (280,935)         174,801          966,763          869,756
                                                 ------------     ------------     ------------     ------------     ------------
Income (loss) before cumulative effect of
  change in method of accounting for
  income taxes and investment
  securities................................          385,113         (609,473)         224,989        1,351,600        1,410,886
Cumulative effect of change in method of
  accounting for income taxes...............               --               --               --               --          (22,523)
Cumulative effect of change in method of
  accounting for investment securities......               --               --               --           77,567               --
                                                 ------------     ------------     ------------     ------------     ------------
Net income (loss)...........................     $    385,113     $   (609,473)         224,989        1,429,167        1,388,363
                                                 ============     ============     ============     ============     ============

Earnings per share:

  Basic.....................................     $       0.16     $       (.25)              --               --               --
  Diluted...................................             0.16             (.25)              --               --               --
Cash dividends declared.....................             0.20               --               --               --               --


See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7.

---------------
(1) Noninterest expense and, therefore, net loss, for the year ended June 30, 1997 were adversely affected by the imposition of a special deposit insurance assessment in the second quarter of fiscal 1997 in connection with the recapitalization of the SAIF. Absent such assessment, management estimates that noninterest expense would have been approximately $4,876,859 and that net loss would have been approximately $58,286.

                                                                                    Year Ended June 30,
                                                           -------------------------------------------------------------------
                                                            1998           1997            1996            1995          1994
                                                           ------         ------          ------          ------        ------
PERFORMANCE RATIOS:
  Return on assets (net income (loss) divided
     by average total assets) (1)........................        .18%         (0.34)%          0.16%          1.06%          1.11%
  Return on average equity (net income (loss)
     divided by average equity) (1)......................       1.21          (3.38)           1.53           9.82          11.52
  Interest rate spread (combined weighted
     average interest rate earned less combined
     weighted average interest rate cost)................       2.53           2.35            2.16           2.51           2.66
  Net interest margin (net interest income
     divided by average interest-earning assets).........       3.09           2.76            2.58           2.96           3.03
  Ratio of average interest-earning assets
     to average interest-bearing liabilities.............     112.79         108.76          108.47         111.22         110.06
  Ratio of noninterest expense to average
     total assets........................................       3.00           3.18            1.64           1.26           1.25

ASSET QUALITY RATIOS:
  Nonperforming assets to total assets
     at end of period....................................       0.34           0.29            0.14           0.23           0.37
  Nonperforming loans to total loans
     at end of period....................................       0.75           0.50            1.17           1.19           0.26
  Allowance for loan losses to total
     loans at end of period..............................       1.33           1.46            1.47           1.29           1.34
  Allowance for loan losses to nonperforming
     loans at end of period..............................       1.77           2.90            1.26           1.08           5.08
  Provision for loan losses to total loans
     at end of period ...................................        .02           0.22            0.05            --            0.01
  Net charge-offs to average loans outstanding...........        .04           0.02            0.02            --            0.04

CAPITAL RATIOS:
  Equity to total assets at end of period................      15.01          18.92            8.31          11.24          10.15
  Average equity to average assets.......................      14.63           9.95           10.25          10.76           9.66
  Dividend payout ratio(2)  .............................     137.36             --              --             --             --


--------------
(1) Before cumulative effect adjustment. Returns on assets and equity for the year ended June 30, 1997 were adversely affected by the imposition of a special deposit insurance assessment in the second quarter of fiscal 1997 in connection with the recapitalization of the SAIF. Absent such assessment, management estimates that return on assets would have been approximately .07% and that return on average equity would have been approximately .70%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7.
(2) The fiscal year ended June 30, 1998, was the first full year that the Company was publicly traded. Dividend payout ratio is the total dividends declared divided by net income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      When used in this Form 10-K, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

      The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

      The Bank's principal business consists of attracting savings deposits from the general public and investing those funds in loans secured by first mortgages on existing owner-occupied single-family residences in the Bank's primary market area and, to a lesser but growing extent, commercial and multi-family real estate loans and consumer and commercial business loans. The Bank also maintains a substantial investment portfolio of mortgage-related securities and U.S. government and agency securities.

      The Bank's net income is dependent primarily on its net interest income, which is the difference between interest income earned on its loans, mortgage-backed securities and securities portfolio and interest paid on customers' savings deposits and other borrowings. The Bank's net income is also affected by the level of noninterest income, such as service charges on customers' deposit accounts, net gains or losses on the sale of loans and securities and other fees. In addition, net income is affected by the level of noninterest expense, which primarily consists of employee compensation expenses, occupancy expenses, deposit insurance premiums and other expenses.

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

YEAR 2000 READINESS DISCLOSURE

      The Company realizes the challenges of the Year 2000 issue. In compliance with regulatory guidelines, a committee was assembled to review the effects the century change has on current systems and to assess the potential risks that it presents. A formal plan of action was developed to address this issue. It has been approved by the Bank's Board of Directors with the full support of senior management. An inventory of internal systems, both computer and non-computer related, was completed in this process. Relationships with third-party vendors were also analyzed. Potential weaknesses were then documented and prioritized as to their effect on critical business functions. The company was already in the process of selecting a new data processing system to facilitate its business plan. Year 2000 compliance became an important issue in the selection process. A vendor with a year 2000 compliant system was selected and conversion was completed in the quarter ending December 1998. This system had undergone thorough testing prior to its installation, however, all user departments will be involved in a review of the test results and in any additional testing considered necessary. This testing plan is expected to reveal any potential problems well in advance of the impending deadline. In addition, testing will take place for those external parties with which the Bank exchanges information. Additional testing is also expected to take place on all other mission-critical information systems. It is believed that this thorough process will increase the likelihood of uninterrupted operation of the Bank.

      In addressing this issue, the Bank has used its current internal staffing with little reliance on outside resources. Major vendors have provided compliant software at no expense to the Bank. Replacement of the main data processing system is expected to cost approximately $650,000, approximately $147,000 of which was paid in fiscal year 1998.

      Rapid and accurate data processing is essential to Company operations. If testing reveals that any system critical to continued business operation should fail, all internal and external resources available will be directed toward correcting these systems. System delays, mistakes, or failures could have an adverse impact on the Company. Contingency plans have been developed to address potential problem areas including utility failure. Management expects as a result of its efforts that any impact of the year 2000 upon its operations will be minimal.

      Seven vendors have been identified as "mission critical", and all seven have indicated that they are presently Year 2000 compliant, but that further testing is scheduled to be completed by March 31, 1999. The Company's internal operating systems have been tested, and those which failed have been replaced. Replacement systems have been tested and passed. As a result of this process, all of the internal operating systems have been deemed to be Year 2000 compliant.

      Because the Company has not historically engaged in typical commercial lending, only 23 non-real estate commercial borrowers are deemed to be potentially vulnerable to Year 2000 problems. The Company has contacted them by mail, requesting information as to their preparedness. Eight have responded, but the overall level of planning was not high.

      The Company's most reasonably likely worst case Year 2000 scenario foreseeable at this time would involve failures by suppliers of electricity and telephone service. Those suppliers have provided increased assurance of continuity of service, and the United States Senate Special Committee on the Year 2000 Technology Problem has stated its belief that there is currently less than a 10% chance that the power grid will fail. The Committee indicated that while isolated outages may occur, they will not be widespread or long-lived.

ASSET/LIABILITY MANAGEMENT

      Net interest income, the primary component of the Bank's net income, is determined by the difference or "spread" between the yield earned on the Bank's interest-earning assets and the rates paid on its interest-bearing liabilities and the relative amounts of such assets and liabilities. Key components of a successful asset/liability strategy are the monitoring and managing of interest rate sensitivity on both the interest-earning assets and interest-bearing liabilities. It has been the Bank's historical policy to mitigate the interest rate risk inherent in the historical savings institution business of originating long term single-family mortgage loans funded by short term savings deposits by maintaining substantial liquidity and capital levels to withstand unfavorable movements in market interest rates, by purchasing investment securities with adjustable-rates and/or short terms to maturity and by originating limited amounts of relatively shorter term consumer loans. In the future, however, it is anticipated that as the Bank sells more of its long term loan originations and originates for portfolio more commercial and multi-family real estate loans and consumer and commercial business loans with relatively shorter terms to maturity or repricing, the Bank's interest rate risk exposure may decline somewhat. The matching of the Bank's assets and liabilities may be analyzed by examining the extent to which its assets and liabilities are interest rate sensitive and by monitoring both its interest rate sensitivity "gap" and the expected effects of interest rate changes on its net portfolio value.

      The Bank has undertaken a balance sheet growth program using Federal Home Loan Bank borrowings. Two primary considerations which prompted this program's creation were the development of asset/liability management tools and the Bank's high capital level. In general, the Bank's growth in borrowed funds has been largely accompanied by growth in the investment portfolio. Rather than being match-funding transactions, however, particular borrowings and particular investments are selected based on their own individual effects on the total balance sheet. Management's purpose in the borrowing and investment selection processes is to manage the entire balance sheet for optimal income and stability of earnings. The growth of the investment portfolio also provides the bank with additional liquidity. Should additional funds be needed, investments may be pledged as collateral for additional borrowings or they may be sold to raise funds.

      The Bank's high level of capital provides both the opportunity and necessity for growing the balance sheet through borrowings. Because of its high capital level, an acceptable return on investment to stockholders was not achievable even with a strong net income. By increasing borrowings and investing in securities and loans at positive spreads, the Bank's return on investment to shareholders is enhanced. To fail to prudently grow the balance sheet would be to under-utilize the capital that stockholders have entrusted to management.

      Interest Rate Sensitivity Gap. An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to positively affect net interest income. Similarly, during a period of falling interest rates, a negative gap would tend to positively affect net interest income while a positive gap would tend to adversely affect net interest income.

      At June 30, 1998, the Bank's total interest-bearing liabilities maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing in the same period, and the Bank's cumulative one-year gap ratio totaled negative 2.35%. Conversely, the Bank's total interest-bearing liabilities maturing or repricing within five years were less than its total interest-earning assets maturing or repricing in the same period, and the Bank's cumulative five-year gap ratio totaled 14.79%. The Bank's gap measures indicate that net interest income would be minimally exposed to changes in interest rates in the short term, but would be somewhat more exposed to decreases in interest rates over the longer term. In a long-term declining rate environment, assets would reprice to lower market rates more quickly than liabilities.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS AND RATES

      The following table sets forth information regarding the Bank's average interest-earning assets and interest-bearing liabilities and reflects the average yield of interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. Average balances are derived from monthly balances, and loans receivable include nonaccrual loans. The table also presents information for the periods indicated with respect to the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, or "interest rate spread," which savings institutions have traditionally used as an indicator of profitability. Another indicator of an institution's net interest income is its "net yield on interest-earning assets," which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities. The yield on non-taxable securities has not been adjusted to a tax equivalent basis. Yield on available for sale securities is based on amortized cost. Loans on a nonaccrual basis are included in the computation of the average balance of loans receivable. Loan fees deferred and accreted into income are included in interest earned. Whenever interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.


                                                                            Year Ended June 30,
                                                              ----------------------------------------
                                                                                 1998
                                                              ----------------------------------------
                                                                                               Average
                                                              Average          Interest        Yield/
                                                              Balance         Earned/Paid       Rate
                                                              -------         -----------      -------
Interest-earning assets:
  Loans receivable...............................           $106,930,709      $ 9,057,860       8.47%
  Investment and mortgage-backed securities
    Taxable......................................             77,987,004        5,175,119       6.64
    Nontaxable...................................              9,010,567          445,122       4.94
  Other interest-earning assets..................             12,519,387          641,204       5.12
                                                            ------------      -----------
    Total interest-earning assets ...............           $206,447,667       15,319,305       7.42
Non-interest-earning assets......................             10,514,728      -----------
                                                            ------------
    Total assets.................................           $216,962,395
                                                            ============

Interest-bearing liabilities:
  Deposits.......................................           $155,982,337        7,272,554       4.66
  FHLB advances..................................             26,700,896        1,644,595       6.16
  Notes payable..................................                352,142           25,000       7.00
                                                            ------------      -----------
    Total interest-bearing liabilities...........            183,035,375        8,942,149       4.89
Non-interest-bearing liabilities.................              2,192,847      -----------
                                                            ------------
    Total liabilities............................            185,228,222
Equity...........................................             31,734,173
                                                            ------------
    Total liabilities and equity.................           $216,962,395
                                                            ============
Net interest income..............................                             $ 6,377,156
                                                                              ===========
Net interest rate spread.........................                                               2.53%
                                                                                              ======
Net yield on interest-earning assets.............                                               3.09%
                                                                                              ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities........                                             112.79%
                                                                                              ======

                                                                             Year Ended June 30,
                                                               ------------------------------------------
                                                                                  1997
                                                               ------------------------------------------
                                                                                                  Average
                                                               Average          Interest          Yield/
                                                               Balance         Earned/Paid         Rate
                                                               -------         -----------        -------
Interest-earning assets:
  Loans receivable...............................            $ 95,084,828      $ 7,958,458         8.37%
  Investment and mortgage-backed securities
    Taxable......................................              67,125,006        4,436,436         6.61
    Nontaxable...................................                      --               --           --
  Other interest-earning assets..................              11,297,355          592,954         5.25
                                                             ------------      -----------
    Total interest-earning assets ...............            $173,507,189       12,987,848         7.49
Non-interest-earning assets......................               7,914,134      -----------
                                                             ------------
    Total assets.................................            $181,421,323
                                                             ===========

Interest-bearing liabilities:
  Deposits.......................................            $148,964,591        7,534,445         5.06%
  FHLB advances..................................              10,208,333          636,337         6.24
  Notes payable..................................                 357,142           25,000         7.00
                                                             ------------      -----------
    Total interest-bearing liabilities...........             159,530,066        8,195,782         5.14
Non-interest-bearing liabilities.................               3,833,363      -----------
                                                             ------------
    Total liabilities............................             163,363,429
Equity...........................................              18,057,894
                                                             ------------
    Total liabilities and equity.................            $181,421,323
                                                             ============
Net interest income..............................                              $ 4,792,066
                                                                               ===========
Net interest rate spread.........................                                                  2.35%
                                                                                                 ======
Net yield on interest-earning assets.............                                                  2.76%
                                                                                                 ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities........                                                108.76%
                                                                                                 ======

                                                                              Year Ended June 30,
                                                              ----------------------------------------
                                                                                   1996
                                                              ----------------------------------------
                                                                                               Average
                                                              Average            Interest      Yield/
                                                              Balance           Earned/Paid     Rate
                                                              -------           -----------    -------
Interest-earning assets:
  Loans receivable...............................           $ 65,360,871        $  5,352,338    8.19%
  Investment and mortgage-backed securities
    Taxable......................................             66,253,218           4,467,685    6.74
    Nontaxable...................................                     --                  --      --
  Other interest-earning assets..................              6,719,134             513,158    7.64
                                                            ------------        ------------
    Total interest-earning assets ...............           $138,333,223          10,333,181    7.47
Non-interest-earning assets......................              5,115,105        ------------
                                                            ------------
    Total assets.................................           $143,448,328
                                                            ============

Interest-bearing liabilities:
  Deposits.......................................           $120,029,295        $  6,314,641    5.26
  FHLB advances..................................              7,500,000             451,957    6.03
  Notes payable..................................                     --                  --     --
                                                            ------------        ------------
    Total interest-bearing liabilities...........            127,529,295           6,766,598    5.31
Non-interest-bearing liabilities.................              1,215,854        ------------
                                                            ------------
    Total liabilities............................            128,745,149
Equity...........................................             14,703,179
                                                            ------------
    Total liabilities and equity.................           $143,448,328
                                                            ============
Net interest income..............................                               $  3,566,583
                                                                                ============
Net interest rate spread.........................                                               2.16%
                                                                                              ======
Net yield on interest-earning assets.............                                               2.58%
                                                                                              ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities........                                             108.47%
                                                                                              ======

RATE/VOLUME ANALYSIS

      The following table analyzes dollar amounts of changes in interest income expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period's rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period's volume) and (iii) net change.


                                                                     Year Ended June 30,
                                                 -----------------------------------------------------
                                                    1998                    vs.                 1997
                                                 -----------------------------------------------------
                                                                     Increase (Decrease)
                                                                             Due to
                                                 -----------------------------------------------------
                                                                                  Rate/
                                                 Volume           Rate            Volume         Total
                                                 ------           ----            ------         -----
                                                                     (In thousands)

Interest income:
  Loans receivable............................   $   992          $   95          $   12        $ 1,099
  Investment securities and
    mortgage- backed
    securities................................     1,314            (101)            (29)         1,184
  Other interest-earning
     assets...................................        64             (15)             (1)            48
                                                 -------          ------          ------        -------
     Total interest-earning
        assets................................     2,370             (21)            (18)         2,331
                                                 -------          ------          ------        -------

Interest expense:
  Deposits....................................   $   354          $ (596)         $  (20)       $  (262)
  FHLB advances...............................     1,030              (8)            (14)         1,008
  Note payable................................        --              --              --             --
                                                 -------          ------          ------        -------
     Total interest-bearing
        liabilities...........................     1,384            (604)            (34)           746
                                                 -------          ------          ------        -------
Change in net interest
  income......................................   $   986          $  583          $   16        $ 1,585
                                                 =======          ======          ======        =======

                                                                  Year Ended June 30,
                                                 --------------------------------------------------
                                                    1997                 vs.                 1996
                                                 --------------------------------------------------
                                                                  Increase (Decrease)
                                                                           Due to
                                                 --------------------------------------------------
                                                                                Rate/
                                                 Volume        Rate             Volume        Total
                                                 ------        ----             ------        -----
                                                                  (In thousands)

Interest income:
  Loans receivable............................   $ 2,434       $  118           $   54       $ 2,606
  Investment securities and
    mortgage- backed
    securities................................        59          (86)              (4)          (31)
  Other interest-earning
     assets...................................       350         (161)          $ (109)           80
                                                 -------       ------           ------       -------
     Total interest-earning
        assets................................     2,843         (129)             (59)        2,655
                                                 -------       ------           ------       -------

Interest expense:
  Deposits....................................   $ 1,523       $ (240)          $  (63)      $ 1,220
  FHLB advances...............................       162           16                6           184
  Note payable................................        25           --                             25
                                                 -------       ------           ------       -------
     Total interest-bearing
        liabilities...........................     1,710         (224)             (57)        1,429
                                                 -------       ------           ------       -------
Change in net interest
  income......................................   $ 1,133       $   95           $   (2)      $ 1,226
                                                 =======       ======           ======       =======

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1998 AND 1997

      The Company and Bank had consolidated total assets of $251.0 million and $200.5 million at June 30, 1998 and 1997, respectively. The Bank's ability to expand its lending base and the size of its loan portfolio has been constrained by the lack of strong loan demand in its primary lending market based on its prior product offerings. The economic base in the Bank's primary lending area has not grown significantly over the last several years. Investments in loans totaled $104.6 million and $98.6 million at June 30, 1998 and 1997, respectively. During this same period, investment and mortgage-backed securities grew to $127.0 million at June 30, 1998 from $72.1 million at June 30, 1997. Due to the lack of strong loan demand, investment securities were purchased in order to increase net income and to facilitate improvements in the Bank's interest rate risk management program.

      Deposits decreased from $151.2 million at June 30, 1997 to $141.9 million at June 30, 1998, due to the February, 1998 sale of the Little Rock office which, at June 30, 1997, had total savings deposits of $14.3 million. Excluding those Little Rock savings deposits, total savings deposits grew by approximately $0.1 million. The outstanding balances of FHLB advances at June 30, 1998 and 1997 were $68.1 million and $10 million, respectively. These advances were utilized to reduce interest rate risk by better matching rates and maturities of existing interest-earning assets and interest-bearing liabilities.

      Stockholders' equity amounted to $37.7 million at June 30, 1998, and to $37.9 million at June 30, 1997, respectively. The changes in equity were due primarily to the payment of dividends to stockholders, net income and the establishment of the Management Recognition Plan as approved by stockholders. At June 30, 1998, the Bank's regulatory capital substantially exceeded all applicable regulatory capital requirements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

      Net Income (Loss). Net income for the year ended June 30, 1998 was $385,113 compared to a net loss of $609,473 for the year ended June 30, 1997. The changes resulted from an increase in net interest income of $1,585,090 and an increase in non-interest income of $204,230, partially offset by an increase in non-interest expense of $732,175. Significant components of the increase in non-interest expense are the increase of $847,179 in salaries and benefits resulting from increased staff and the implementation of the Management Recognition Plan, and an increase of $366,937 in net occupancy expense due to the completion and occupancy of new office buildings housing the Sheridan and Monticello branch offices. Federal insurance premiums decreased because of the one-time assessment of $889,011 during the year ended June 30, 1997.

      Net Interest Income. Net interest income for the year ended June 30, 1998 was $6,377,156, an increase of $1,585,090 when compared to net interest income of $4,792,066 for the year ended June 30, 1997. This increase was the result of an increase in total interest income of $2,331,457 and an increase in total interest expense of $746,367. The increases are attributable to the Bank's program of borrowing from the Federal Home Loan Bank and investing the proceeds in investment securities, resulting in improved interest rate risk. FHLB borrowings increased by $58,121,068 and total investment securities increased by $54,860,717, contributing to the increase in net interest income.

      Provision for Loan Losses. During the year ended June 30, 1997, the Bank's management initiated an extensive internal loan review of all loan files. An increase in the allowance was considered appropriate given the emphasis in certain lending areas, such as commercial real estate, and business and consumer loans, which inherently have more risk. Management made provisions for loan losses in the year ended June 30, 1997 of $221,671, compared to $24,000 in the year ended June 30, 1998. The allowance for loan losses of $1,468,546 at June 30, 1998 represented 1.33% of outstanding loans. Nonperforming loans as of June 30, 1998 as a percent of total loans increased to .75% from .50% as of June 30, 1997.

      Management evaluates the carrying value of the loan portfolio semi-annually and the provision is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the provision may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based upon their judgments and the information available to them at the time of their examination.

      During the year ended June 30, 1998, management emphasized growth in multi-family and non-residential real estate loans. These loans generally are considered to have a greater inherent risk of loss due to the concentration with one or few borrowers and the dependence of the collateral's performance on a broad array of economic factors. During this year, management also increased, to a lesser degree, the Bank's consumer lending. This type of lending carries a greater degree of inherent risk than single family residential lending because of several factors including the generally depreciable nature of the collateral. As a result of this increased emphasis in areas of generally higher risk, the amount of the allowance allocated to these lending types has increased.

      There were no significant changes in concentrations or loan terms during the year, nor were there significant changes in the estimation methodologies employed or assumptions utilized. Nonperforming loan and loss trends did not indicate a need to modify loss experience factors during the year.

      Noninterest Income. Noninterest income is comprised primarily of service charges on deposit accounts, gains on the sales of investment securities, rental of safe deposit boxes, and sales of credit life insurance. Noninterest income for the year ended June 30, 1998 was $509,297 compared to $305,067 for the year ended June 30, 1997. This increase of $204,230 is the result of the gain on sales of investment securities and the growth of the Bank's checking and savings accounts, both in dollars and in numbers of accounts, resulting in increased service charges.

      Noninterest Expense. The major components of noninterest expense are salaries and employee benefits paid to or on behalf of the Bank's employees and directors, occupancy expense for ownership and maintenance of the Bank's buildings, furniture, and equipment, data processing expenses, and professional fees paid to consultants, attorneys, and accountants. Total noninterest expense for the year ended June 30, 1998 was $6,498,045 compared to $5,765,870 for the year ended June 30, 1997. The increase of $847,179 in salaries and benefits was due to increased salaries for an increased staff, the addition of the Management Recognition Plan as approved by the stockholders, and an increased contribution to the ESOP plan to allow it to properly service its debt. The increase of $366,937 in occupancy expense is a result of moving the Monticello and Sheridan branches into new, larger and more modern office buildings during the year ended June 30, 1998. Another significant component of the change in noninterest expense is the decrease in Federal insurance premiums to $91,448 for the year ended June 30, 1998 from $1,084,547 for the year ended June 30, 1997.

      In light of the substantial costs associated with the recent, pending and planned expansions of the Bank's activities, facilities and staff, including additional costs associated with adding staff, building or renovating branches, and introducing new deposit and loan products and services, it is expected that the Bank's noninterest expense levels may remain high relative to the historical levels for the Bank, as well as the prevailing levels for institutions that are not undertaking such expansions, for an indefinite period of time, as management implements the Bank's business strategy. Among the activities planned are increased loan originations in the areas of multi-family residential, commercial business, and consumer loans.

      Income Taxes. There was a decrease in tax benefit to $20,705 in 1998 from $280,935 for 1997 due to earnings in 1998 net of non-taxable interest income.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

      Net Income (Loss). Net loss for the year ended June 30, 1997 was $609,473 compared to net income of $224,989 for the year ended June 30, 1996. The changes were attributable to a special deposit insurance assessment of $889,011 and a provision for loan losses of $221,671, which were partially offset by an increase in net interest income of $1,225,483 and an increase in noninterest income of $1,078,719 for the year ended June 30, 1997, as compared to the year ended June 30, 1996. Income tax expense for the year ended June 30, 1997 was a tax benefit of $280,935 compared to a tax expense of $174,801 for the year ended June 30, 1996.

      Net Interest Income. Net interest income for the year ended June 30, 1997 was $4,792,066, an increase of 34.4% when compared to net interest income of $3,566,583 for the year ended June 30, 1996. This increase was attributable to an increase in total interest income of $2,654,667 and an increase in total interest expense of $1,429,184. The net interest margin for the year ended June 30, 1997 was 2.76% compared to 2.58% for the year ended June 30, 1996. This increase in net interest income and net interest margin is due in part to an increase in the average volume of interest-earning assets, combined with a decrease in the average rate paid on interest-bearing liabilities. One cause for the increase in average interest-earning assets when comparing the year ended June 30, 1997 to the year ended June 30, 1996 was the acquisition of Heritage in May of 1996. The average volume of interest-earning assets increased from $138.3 million for the year ended June 30, 1996 to $173.5 million for the year ended June 30, 1997 which had the effect of increasing total interest income by approximately $2.7 million. The average rate paid on interest-bearing liabilities decreased during the year ended June 30, 1997 to 5.14% from 5.31% for the year ended June 30, 1996. The decrease in the average rate on interest-bearing liabilities had the effect of decreasing total interest expense between the year ended June 30, 1996 and the year ended June 30, 1997 by approximately $224,000.

      The average yield on interest-earning assets remained relatively unchanged between the two periods, which is indicative of the fact that the Bank's interest-earning assets were not highly sensitive to the increases in market interest rates which occurred between the two periods. For the year ended June 30, 1997, the average yield on interest-earning assets was 7.49%, compared to 7.47% for the year ended June 30, 1996, which had the effect of increasing total interest income by $21,000. In addition, the average volume of interest-bearing liabilities increased by 25.1%, reflecting the acquisition of the Bank's subsidiary savings bank, when comparing June 30, 1997 to June 30, 1996. This volume increase attributed to an increase in total interest expense of $1,710,000.

      Provision for Loan Losses. During the year ended June 30, 1997, the Bank's management initiated an extensive internal loan review of all loan files of both the parent and subsidiary. An increase in the allowance was considered appropriate given the emphasis in certain lending areas, such as commercial real estate, business and consumer loans, which inherently have more risk. Management made provisions for loan losses in the year ended June 30, 1997 of $221,671. There was a provision of $42,483 made in the year ended June 30, 1996. The fiscal 1997 provisions were the result of the aforementioned extensive review of the allowance for loan losses of the Bank and management's estimates of conditions and circumstances that materialized in the year ended June 30, 1997. The allowance for loan losses of $1,492,473 after this provision represented 1.49% of outstanding loans at June 30, 1997. Nonperforming loans as of June 30, 1997 and 1996, as a percent of total loans, remained at or below .20%.

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

      Noninterest Income. Noninterest income is comprised primarily of insurance commissions from sales of credit life insurance, fees for banking service charges and sales of investment and mortgage-backed securities. Noninterest income for the year ended June 30, 1997, was $305,067, compared to ($773,652) for the year ended June 30, 1996. This represents an increase of $1,078,719. This is partially due to losses of $926,947, that were realized on sales of investment securities which were classified as available-for-sale during the year ended June 30, 1996. The remaining increase of $151,772, is due to fluctuations in sales of credit life insurance policies and to an increase in new fee earning banking services offered by the Bank to its deposit customers.

      In light of the increasingly competitive markets for savings deposits and loans, management has recently shifted the Bank's deposit taking and loan origination activities to reflect, among other things, the importance of offering valued customer services that generate additional fee income.

      Noninterest Expense. The major components of noninterest expense are compensation and benefits paid to the Bank's employees and directors, occupancy expense for ownership and maintenance of the Bank's building and furniture and equipment, and insurance premiums paid to the FDIC for insurance of savings deposits. Total noninterest expense for the year ended June 30, 1997 was $5,765,870, compared to $2,350,658 for the year ended June 30, 1996. The increase was largely due to an increase in expense related to a one time assessment by the FDIC to the Bank to replenish the SAIF depleted by prior years losses in the thrift industry. During the years in which thrifts as an industry, suffered many publicized and non-publicized "bailouts" by the SAIF, and its predecessor, the Federal Savings and Loan Insurance Corporation, the deposit insurance fund for the thrift industry was severely depleted. After several years of debate Congress with the assistance of the FDIC, which administers the SAIF, consummated a plan of action to replenish the SAIF to a level of coverage required by statute (the designated reserve ratio of 1.25% of insured savings deposits) for the remaining covered savings deposits. The plan of remedy included a one time assessment to each thrift institution and purchasers of SAIF-insured deposits based on capital levels, and savings deposits among other factors. This one time assessment was recognized by the Bank in the year ended June 30, 1997, in the amount of $889,011. The effective deposit insurance rate prior to the assessment was .23% compared to a rate of .065% after the assessment. Another major component of noninterest expense for 1997 and 1996 was compensation expense, which totaled $2,458,403 in 1997 compared to $1,239,769 in 1996. This increase was attributable to increases in salary expense due to an increase in personnel for future growth, expense for the new ESOP, the acquisition of the subsidiary savings bank and increased directors fees due to additional time incurred by the Board in evaluating and working on various strategic plans for the Bank. Other noninterest expense incurred during the year ended June 30, 1997, included amounts incurred to facilitate the name change of the Bank to HEARTLAND Community Bank in September 1996. In addition, fees were incurred for personnel placement services to attract key personnel for hire, a computer consultant was engaged to evaluate operating systems and further growth needs, and marketing consultants were approached for market strategies and implementation. These expense categories increased $879,759 during the year ended June 30, 1997 compared with the same period in 1996. Noninterest expense increased for the year ended June 30, 1997, compared to the year ended June 30, 1996, by approximately $1,382,000 as a direct result of the acquisition of the subsidiary savings bank, exclusive of the FDIC one-time assessment.

      Included in noninterest expenses for the year ended June 30, 1997 was a charge for the amortization of goodwill of $160,073, which resulted from the acquisition of the subsidiary bank during the year ended June 30, 1996.

      In light of the substantial costs associated with the recent, pending and planned expansions of the Bank's activities, facilities and staff, including additional costs associated with adding staff, building or renovating branches, introducing new deposit and loan products and services and implementing planned stock benefit plans, it is expected that the Bank's noninterest expense levels may remain somewhat high relative to the historical levels for the Bank, as well as the prevailing levels for institutions that are not undertaking such expansions, for an indefinite period of time, as management implements the Bank's business strategy. Among the activities planned are increased loan originations in the areas of multi-family residential, commercial real estate, commercial business and consumer loans. Customer products being introduced include ATM and debit cards and an expanded deposit account mix. In addition, two new branch facilities were constructed, which were completed in July and August 1997. Other existing facilities are being renovated to attract and serve an increased customer base.

      Income Taxes. The effective income tax rates for the Bank for the years ended June 30, 1997 and 1996 were (31.6)% and 43.7%, respectively, which included federal and Arkansas tax components. A tax benefit of $280,935 for 1997 and an expense of $174,801 for 1996 was recognized.

SOURCES OF CAPITAL AND LIQUIDITY

      The Company has no business other than that of the Bank. The Company's primary sources of liquidity are dividends paid by the Bank and repayment of the ESOP loan. The Bank is subject to regulatory limitations with respect to the payment of dividends to the Company.

      The Bank has historically maintained substantial levels of capital. The assessment of capital adequacy is dependent on several factors including assets quality, earnings trends, liquidity and economic conditions. Maintenance of adequate capital levels is integral to provide stability to the Bank. The Bank seeks to maintain substantial levels of regulatory capital to give it maximum flexibility in the changing regulatory environment and to respond to changes in the market and economic conditions. These levels of capital have been achieved through consistent earnings enhanced by low levels of noninterest expense and have been maintained at those high levels as a result of its historical policy of moderate growth.

      The Bank's primary source of funds are savings deposits, proceeds from principal and interest payments on loans and mortgage-backed securities, interest payments and maturities of investment securities, and earnings. While scheduled principal repayments on loans and mortgage-backed securities and interest payments on investment securities are a relatively predictable source of funds, deposit flows and loan and mortgage-backed prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors. The Bank does not solicit savings deposits outside of its market area through brokers or other financial institutions.

      The Bank has also designated certain securities as available for sale in order to meet liquidity demands. At June 30, 1998, the Bank had designated securities with a fair value of approximately $99.5 million as available for sale. In addition to internal sources of funding, the Bank as a member of the FHLB has substantial borrowing authority with the FHLB. The Bank's use of a particular source of funds is based on need, comparative total costs and availability.

      Another source of liquidity is the net proceeds of the Conversion. The Bank has received over half of the net proceeds of the Conversion. These funds have been used by the Bank for its business activities, including investment in interest-earning assets.

      At June 30, 1998, the Bank had outstanding approximately $5,000,000 in commitments to originate loans (including unfunded portions of construction loans) and $.95 million in unused lines of credit. At the same date, the total amount of certificates of deposit which were scheduled to mature in one year or less was $81.5 million. Management anticipates that the Bank will have adequate resources to meet its current commitments through internal funding sources described above. Historically, the Bank has been able to retain a significant amount of its savings deposits as they mature.

      Management is not aware of any current recommendations by its regulatory authorities, legislation, competition, trends in interest rate sensitivity, new accounting guidance or other material events and uncertainties that would have a material effect on the Bank's ability to meet its liquidity demands.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK

      Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. The risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

      The Company's market risk arises primarily from interest rate risk inherent in lending and deposit-taking activities. The Company does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

      The Company measures interest rate risk by computing estimated changes in the net portfolio value of cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. These computations estimate the effect on the Bank's NPV of sudden and sustained 100 Basis Points (BP) to 400 BP increases and decreases in market interest rates. The Bank's Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in the Bank's estimated NPV of 20%, 35%, 55% and 75% in the event of assumed immediate and sustained 100 Basis Points (BP) to 400 BP, increases or decreases in market interest rates, respectively.

      The following table presents the projected change in net interest income and NPV for the various rate shock levels in June 30, 1998.


                                                                                             CHANGE IN NPV
CHANGE IN                                                              NPV             AS A PERCENTAGE ESTIMATED
INTEREST RATES                      NET PORTFOLIO VALUE                RATIO            MARKET VALUE OF ASSETS
IN BASIS POINTS              ------------------------------------      -----            ----------------------
(RATE SHOCK)                 AMOUNT       $CHANGE        % CHANGE
------------                 ------       -------        --------
+400                      $  24,390      $  (1,932)        (7)%        10.91%                      .26%
+300                         26,156           (166)        (1)         11.39                       .74
+200                         27,098            776          3          11.50                       .85
+100                         27,272            950          4          11.30                       .65
+0                           26,322             --         --          10.65                        --
-100                         23,653         (2,669)       (10)          9.38                     (1.27)
-200                         19,497         (6,825)       (26)          7.59                     (3.06)
-300                         14,482        (11,841)       (45)          5.52                     (5.13)
-400                          8,517        (17,805)       (68)          3.17                     (7.48)


      At June 30, 1998, based on information provided by the OTS as of June 30, 1998, it was estimated that the Bank's consolidated NPV could change +4%,+3, -1%, -7% in the event of 100 BP, 200 BP, 300 BP and 400 BP respective increases in market interest rates, and could change -10%, -26%, -45%, and -68% in the event of equivalent decreases in market interest rates. These calculations indicate that the Bank's net portfolio value could be adversely affected by decreases or significant increases in interest rates. Changes in interest rates also may affect the Bank's net interest income. In a declining rate environment, more borrowers would be expected to refinance fixed rate loans at lower rates. This would have the effect of cutting the Bank's yield on fixed rate assets at a time when its liability costs would decline more slowly. In a rising rate environment fewer borrowers would be expected to refinance while more depositors would be expected to liquidate their certificates of deposit and reinvest them in higher rate certificates of deposit. Depositors would tend to exhibit this behavior once rates had increased sufficiently to offset early withdrawal penalties. This would have the effect of maintaining the asset yield at a time when liability costs would tend to rise.

      The Bank's Board of Directors is responsible for reviewing the Bank's asset and liability policies. On at least a quarterly basis, the Board reviews interest rate risk and trends, as well as liquidity and capital ratios and requirements. The Bank's management is responsible for administering the policies and determinations of the Board of Directors with respect to the Bank's asset and liability goals and strategies. At June 30, 1998, the Bank's estimated changes in net interest income and NPV were within the targets established by the Board of Directors.

      Computations of prospective effects of hypothetical interest rate changes, such as the above computations, are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.

      Certain shortcomings are inherent in the method of analysis presented in the above tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of adjustable-rate loans in the Bank's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the table. Also, borrowers may have difficulty in repaying their adjustable-rate debt if interest rates increase.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       [DELOITTE & TOUCHE LLP LETTERHEAD]


INDEPENDENT AUDITORS' REPORT

The Board of Directors of
HCB Bancshares, Inc.
Camden, Arkansas

We have audited the consolidated statement of financial condition of HCB Bancshares, Inc. and subsidiary (the "Company") as of June 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HCB Bancshares, Inc. and its subsidiary at June 30, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP

Little Rock, Arkansas
February 3, 1999

                     [MILLER, ENGLAND & COMPANY LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT



Board of Directors
HCB Bancshares, Inc. and Subsidiaries
Camden, Arkansas

We have audited the accompanying consolidated statements of financial condition of HCB Bancshares, Inc. and its subsidiaries as of June 30, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements for the year ended June 30, 1996 were audited by another auditor and their report is attached hereto.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used in significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HCB Bancshares, Inc. and its subsidiaries as of June 30, 1997 and the results of their consolidated operations and cash flows for the years ended in conformity with generally accepted accounting principles.


/s/ MILLER, ENGLAND & COMPANY

Little Rock, Arkansas
September 5, 1997

                      [LETTERHEAD OF GAUNT & COMPANY, LTD.]

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Heartland Community Bank and Subsidiaries
(formerly First Federal Savings and Loan Association of Camden)
Camden, Arkansas

             We have audited the accompanying consolidated statements of financial condition of Heartland Community Bank (formerly First Federal Savings and Loan Association of Camden) and its subsidiary as of June 30, 1996 and 1995 and the related consolidated statements of income, equity and cash flows for the years then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

             We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used in significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

             In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heartland Community Bank (formerly First Federal Savings and Loan Association of Camden) and its subsidiary as of June 30, 1996 and 1995 and the results of their consolidated operations and cash flows for the years ended in conformity with generally accepted accounting principles.

             As discussed in note 18, the financial statements for the year ended June 30, 1996, are consolidated as a result of the acquisition of the wholly owned-subsidiary on May 3, 1996. Also discussed in note 1c, as of July 1, 1994 the Bank changed its method of accounting for certain investments in debt and equity securities.

/s/ Gaunt & Company, Ltd.

Little Rock, Arkansas

August 28, 1996
(Except for Note 27, as to
which the date is February 4, 1997)

HCB BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 1998 AND 1997
----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                          1998                1997
                                                                                                               As Restated,
                                                                                                                see Note 1
Cash and due from banks                                                                   $   1,531,363       $   1,057,943
Interest bearing deposits with banks                                                          2,291,035          18,273,882
                                                                                           ------------        ------------
            Cash and cash equivalents                                                         3,822,398          19,331,825
Other interest bearing deposits with banks                                                    2,782,000
Investment securities:
  Available for sale, at fair value (amortized cost at June 30, 1998
    and 1997, of $99,385,263 and $35,680,502, respectively)                                  99,472,916          35,622,370
  Held to maturity, at amortized cost (fair value at June 30, 1998
    and 1997, of $27,476,304 and $36,194,353, respectively)                                  27,503,257          36,493,086
Loans receivable, net of allowance at June 30, 1998 and 1997,
  of $1,468,546 and $1,492,473, respectively                                                104,580,165          98,642,635
Accrued interest receivable                                                                   1,839,326           1,305,952
Federal Home Loan Bank stock                                                                  3,448,900           1,246,500
Premises and equipment, net                                                                   5,601,767           4,621,444
Goodwill, net                                                                                   431,250           1,415,223
Real estate held for sale                                                                       461,190             480,368
Other assets                                                                                  1,010,601           1,339,113
                                                                                           ------------        ------------
TOTAL                                                                                     $ 250,953,770       $ 200,498,516
                                                                                           ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                                $ 141,931,330       $ 151,192,591
  Federal Home Loan Bank advances                                                            68,121,068          10,000,000
  Liability to purchase shares for management retention plan                                    846,400
  Advance payments by borrowers for
     taxes and insurance                                                                        209,242             209,140
  Accrued interest payable                                                                      643,887             410,477
  Note payable                                                                                  320,000             400,000
  Other liabilities                                                                           1,202,919             355,456
                                                                                           ------------        ------------
            Total liabilities                                                               213,274,846         162,567,664
                                                                                           ------------        ------------

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares authorized,
    2,645,000 shares issued and outstanding                                                      26,450              26,450
  Additional paid-in capital                                                                 25,861,230          25,775,523
  Unearned ESOP shares                                                                       (1,692,800)         (1,990,320)
  Unearned MRP shares                                                                          (578,528)
  Unrealized gain (loss) on investment securities
    available for sale, net of tax                                                               53,907             (33,353)
  Retained earnings                                                                          14,008,665          14,152,552
                                                                                           ------------        ------------
            Total stockholders' equity                                                       37,678,924          37,930,852
                                                                                           ------------        ------------
TOTAL                                                                                     $ 250,953,770       $ 200,498,516
                                                                                           ============        ============

See notes to consolidated financial statements.

HCB BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------------------------------------------------
                                                                                1998             1997             1996
                                                                                            As Restated,
                                                                                             see Note 1
INTEREST INCOME:
  Interest and fees on loans                                               $ 9,057,860      $ 7,958,458       $ 5,352,338
  Investment securities:
    Taxable                                                                  5,175,119        4,436,436         4,467,685
    Nontaxable                                                                 445,122
  Other                                                                        641,204          592,954           513,158
                                                                          ------------     ------------       -----------
            Total interest income                                           15,319,305       12,987,848        10,333,181

INTEREST EXPENSE:
  Deposits                                                                   7,272,554        7,534,445         6,314,641
  Federal Home Loan Bank advances                                            1,644,595          636,337           451,957
  Note payable                                                                  25,000           25,000
                                                                          ------------     ------------       -----------
            Total interest expense                                           8,942,149        8,195,782         6,766,598
                                                                          ------------     ------------       -----------
NET INTEREST INCOME                                                          6,377,156        4,792,066         3,566,583

PROVISION FOR LOAN LOSSES                                                       24,000          221,671            42,483
                                                                          ------------     ------------       -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                            6,353,156        4,570,395         3,524,100

NONINTEREST INCOME (LOSS):
  Service charges on deposit accounts                                          291,684          203,023            79,245
  Gain (loss) on sales of investment securities
    available for sale                                                          22,257          (21,215)         (926,947)
  Other                                                                        195,356          123,259            74,050
                                                                          ------------     ------------       -----------
            Net noninterest income (loss)                                      509,297          305,067          (773,652)
                                                                          ------------     ------------       -----------
NONINTEREST EXPENSES:
  Salaries and employee benefits                                             3,305,582        2,458,403         1,239,769
  Net occupancy expense                                                        760,906          393,969           172,278
  Federal insurance premiums                                                    91,448        1,084,547           268,370
  Real estate related costs                                                      2,135           32,857            43,439
  Data processing                                                              297,077          269,067           114,171
  Professional fees                                                            497,519          487,492           109,986
  Loss on impaired investment security                                         150,356
  Amortization of goodwill                                                     123,133          160,073            25,436
  Other                                                                      1,269,889          879,462           377,209
                                                                          ------------     ------------       -----------
            Total noninterest expenses                                       6,498,045        5,765,870         2,350,658
                                                                          ------------     ------------       -----------
INCOME (LOSS) BEFORE INCOME TAXES                                              364,408         (890,408)          399,790

INCOME TAX PROVISION (BENEFIT)                                                 (20,705)        (280,935)          174,801
                                                                          ------------     ------------       -----------
NET INCOME (LOSS)                                                          $   385,113      $  (609,473)      $   224,989
                                                                          ============     ============       ===========
EARNINGS PER SHARE:
  Basic                                                                    $      0.16      $     (0.25)          N/A
                                                                          ============     ============
  Diluted                                                                  $      0.16      $     (0.25)          N/A
                                                                          ============     ============


See notes to consolidated financial statements.

HCB BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
---------------------------------------------------------------------------------------------------------------------------
                                                                     ISSUED
                                                                   COMMON STOCK             ADDITIONAL       UNEARNED
                                                          -----------------------------      PAID-IN           ESOP
                                                              SHARES        AMOUNT           CAPITAL          SHARES
BALANCE, JULY 1, 1995, AS PREVIOUSLY
  REPORTED

  Effect of restatement (Note 1)
                                                              ----------    ---------      ------------    ------------
BALANCE, JULY 1, 1995, AS RESTATED

  Net income
  Net change in unrealized gain (loss) on
    securities available for sale, net of tax
                                                              ----------    ---------      ------------    ------------
BALANCE, JUNE 30, 1996

  Net loss (as restated, see note 1)
  Issuance of common stock, net of costs (as
    restated, see note 1)                                      2,645,000     $ 26,450      $ 23,623,393
  Purchase of common stock
    by ESOP                                                                                   2,116,000    $ (2,116,000)
  Common stock committed to be
    released for ESOP (as restated, see note 1)                                                  36,130         125,680
  Net change in unrealized gain (loss) on
    securities available for sale, net of tax
                                                              ----------    ---------      ------------    ------------
BALANCE, JUNE 30, 1997                                         2,645,000       26,450        25,775,523      (1,990,320)

  Net income
  Common stock committed to be
    released for ESOP                                                                            85,707         297,520
  Liability to purchase MRP shares
  MRP shares earned
  Net change in unrealized gain (loss) on
    securities available for sale, net of tax
  Dividends paid
                                                              ----------    ---------      ------------    ------------
BALANCE, JUNE 30, 1998                                         2,645,000     $ 26,450      $ 25,861,230    $ (1,692,800)
                                                              ==========    =========      ============    ============



---------------------------------------------------------------------------------------------------------------------------
                                                                        UNREALIZED
                                                                      GAIN (LOSS) ON
                                                                        INVESTMENT
                                                          UNEARNED      SECURITIES                               TOTAL
                                                            MRP        AVAILABLE FOR        RETAINED          STOCKHOLDERS'
                                                           SHARES        SALE, NET          EARNINGS            EQUITY
BALANCE, JULY 1, 1995, AS PREVIOUSLY
  REPORTED                                                               $ (18,788)      $ 14,289,760         $ 14,270,972

  Effect of restatement (Note 1)                                                              247,276              247,276
                                                          ----------    ----------       ------------        -------------
BALANCE, JULY 1, 1995, AS RESTATED                                         (18,788)        14,537,036           14,518,248

  Net income                                                                                  224,989              224,989
  Net change in unrealized gain (loss) on
    securities available for sale, net of tax                             (267,525)                               (267,525)
                                                          ----------    ----------       ------------        -------------
BALANCE, JUNE 30, 1996                                                    (286,313)        14,762,025           14,475,712

  Net loss (as restated, see note 1)                                                         (609,473)            (609,473)
  Issuance of common stock, net of costs (as
    restated, see note 1)                                                                                       23,649,843
  Purchase of common stock
    by ESOP
  Common stock committed to be
    released for ESOP (as restated, see note 1)                                                                    161,810
  Net change in unrealized gain (loss) on
    securities available for sale, net of tax                              252,960                                 252,960
                                                          ----------    ----------       ------------        -------------
BALANCE, JUNE 30, 1997                                                     (33,353)        14,152,552           37,930,852

  Net income                                                                                  385,113              385,113
  Common stock committed to be
    released for ESOP                                                                                              383,227
  Liability to purchase MRP shares                          (846,400)                                             (846,400)
  MRP shares earned                                          267,872                                               267,872
  Net change in unrealized gain (loss) on
    securities available for sale, net of tax                               87,260                                  87,260
  Dividends paid                                                                             (529,000)            (529,000)
                                                          ----------    ----------       ------------        -------------
BALANCE, JUNE 30, 1998                                    $ (578,528)     $ 53,907       $ 14,008,665         $ 37,678,924
                                                          ==========    ==========       ============        =============

See notes to consolidated financial statements.

HCB BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
----------------------------------------------------------------------------------------------------------------------------------

                                                                                   1998                 1997               1996
                                                                                                    As Restated,
                                                                                                     see Note 1
OPERATING ACTIVITIES:
  Net income (loss)                                                            $ 385,113           $ (609,473)         $ 224,989
  Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:
    Depreciation                                                                 407,850              187,098             66,005
    Amortization (accretion) of:
      Deferred loan origination fees                                             (26,757)             (26,698)             6,258
      Goodwill                                                                   123,133              160,073             25,436
      Premiums and discounts on loans, net                                        (5,454)             (27,627)               309
      Premiums and discounts on investment securities, net                       213,806              (24,428)           125,952
    Provision for loan loss                                                       24,000              221,671             42,483
    Provision for loss on foreclosed real estate                                                       13,528             30,000
    Deferred income taxes                                                         27,027             (110,374)           (57,986)
    Net (gain) loss on sale of investment securities
      available for sale                                                         (22,257)              21,215            926,947
    Loss on impaired investment security                                         150,356
    (Gain) loss on disposal of assets, net                                        20,395                2,558             (5,732)
    Stock compensation expense                                                   695,271              161,810
    Change in accrued interest receivable                                       (533,374)            (363,939)             4,742
    Change in accrued interest payable                                           233,410               14,538             29,818
    Change in other assets                                                       245,682             (121,167)          (742,480)
    Change in other liabilities                                                  503,764              (12,203)           442,156
                                                                             -----------         ------------        -----------
            Net cash provided (used) by operating activities                   2,441,965             (513,418)         1,118,897
                                                                             -----------         ------------        -----------
INVESTING ACTIVITIES:
  Purchases of investment securities - held to maturity                                                              (20,475,412)
  Purchases of investment securities available for sale                      (88,941,413)         (28,986,589)        (1,995,000)
  Purchases of other interest bearing deposits                                (2,782,000)
  Purchases of loans                                                          (8,257,199)          (1,305,000)        (4,555,000)
  Purchases of Federal Home Loan Bank stock                                   (2,202,400)
  Proceeds from sales of loans                                                 4,952,961            1,084,100            244,230
  Proceeds from sales of investment securities - available
    for sale                                                                  20,794,327            7,754,176         18,151,851
  Loan originations, net of repayments                                        (2,667,081)         (15,855,647)        (5,283,509)
  Investment in subsidiary                                                                                            (1,492,782)
  Principal payments on investment securities                                 13,087,527           11,627,182         10,506,353
  Proceeds from sales of real estate                                              71,132
  Proceeds from sales of premises and equipment                                  605,641
  Proceeds from sales of other assets                                                                  62,550             19,723
  Purchases of premises and equipment                                         (1,680,464)          (3,118,319)          (762,178)
                                                                             -----------         ------------        -----------
            Net cash used by investing activities                            (67,018,969)         (28,737,547)        (5,641,724)
                                                                             -----------         ------------        -----------



                                                                     (Continued)

HCB BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
-------------------------------------------------------------------------------------------------------------------------------

                                                                                  1998              1997             1996
                                                                                              As Restated,
                                                                                               see Note 1
FINANCING ACTIVITIES:
  Net increase in deposits                                                 $     141,326     $   5,273,340     $  8,806,600
  Deposits assumed by others, net                                             (8,541,747)
  Advances from Federal Home Loan Bank                                        76,607,000                         10,000,000
  Repayment of Federal Home Loan Bank advances                               (18,485,932)
  Net increase (decrease) in advance payments by
    borrowers for taxes and insurance                                                102           (22,594)        (117,491)
  Issuance of common stock, net of related expenses                                             25,640,162
  Proceeds from note payable                                                                       400,000
  Repayment of note payable                                                      (80,000)
  Dividends paid                                                                (529,000)
  Other                                                                          (44,172)
                                                                            ------------     -------------     ------------

            Net cash provided by financing activities                         49,067,577        31,290,908       18,689,109
                                                                            ------------     -------------     ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                           (15,509,427)        2,039,943       14,166,283

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                           19,331,825        17,291,882        3,125,599
                                                                            ------------     -------------     ------------
  End of year                                                              $   3,822,398     $  19,331,825     $ 17,291,882
                                                                            ============     =============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid for:
    Interest                                                               $   8,708,739     $   8,181,244     $  6,775,124
                                                                            ============     =============     ============
    Income taxes                                                           $     220,000     $     419,961     $    786,845
                                                                            ============     =============     ============
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING ACTIVITIES:
  Stock issued in exchange for note
    receivable from ESOP                                                   $         -       $   2,116,000     $        -
                                                                            ============     =============     ============


                                                                     (Concluded)

See notes to consolidated financial statements.

HCB BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1997 (AS RESTATED, SEE NOTE 1) AND 1996
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION - HCB Bancshares, Inc. (the "Company") was incorporated in December 1996 by Heartland Community Bank (the "Bank") in connection with the conversion of the Bank from a federally chartered mutual savings and loan association to a federally chartered stock savings bank and the offer and sale of the Company's common stock by the Company (the "Conversion"). A portion of the net proceeds from the Conversion was used to acquire 100% of the common stock of the Bank. The remaining net proceeds from the Conversion were retained by the Company. The Conversion was accounted for at historical cost in a manner similar to that in pooling of interests accounting. Upon consummation of the Conversion on April 30, 1997, the Company became a holding company for the Bank. The Bank owned 100% of Heritage Bank Holding, Inc. ("Heritage"), parent of its subsidiary bank, Heartland Community Bank, FSB ("FSB").

      During the year ended June 30, 1998, the Bank sold its Little Rock, Arkansas, branch operating facility and deposits to an unrelated party. The form of the sale permitted the Bank to dispose of its stock in Heritage to facilitate conveyance of the branch operations. Goodwill of approximately $860,000 attributable to the Little Rock branch was removed as a part of this sale.

      The Bank provides a broad line of financial products to individuals and small to medium-sized businesses through full service banking offices located in Camden, Fordyce, Sheridan, and Monticello, Arkansas, as well as a loan production office in Bryant, Arkansas.

      The consolidated financial statements include the accounts of the Company, the Bank, and the Bank's subsidiary, HCB Properties ("Properties"). Properties' financial condition and operations are insignificant to the consolidated financial statements. The financial statements for the year ended June 30, 1996, are those of the Bank prior to the Conversion. All material intercompany accounts and transactions are eliminated in consolidation.

RESTATEMENT OF 1997 FINANCIAL STATEMENTS - During December 1998, the Company determined that the consolidated financial statements as of and for the year ended June 30, 1997, should be restated to correct errors contained in those financial statements. Consequently, the consolidated statement of financial condition as of June 30, 1997, and the consolidated statement of operations for the year ended June 30, 1997, have been restated to reflect the corrections as follows:

                                                           AS                                                              AS
                                                       PREVIOUSLY                                                       REPORTED
                                                        REPORTED            INCREASE, NET         DECREASE, NET          HEREIN
STATEMENT OF FINANCIAL CONDITION
Cash and cash equivalents                            $ 19,456,092                                  $ 124,267         $ 19,331,825
Investment securities:
  Available for sale                                   36,246,161                                    623,791           35,622,370
  Held to maturity                                     35,869,295           $ 623,791                                  36,493,086
Accrued interest receivable                             1,339,455                                     33,503            1,305,952
Premises and equipment, net                             4,613,006               8,438                                   4,621,444
Real estate held for sale                                 516,179                                     35,811              480,368
Other assets                                            1,021,232             317,881                                   1,339,113
Deposits                                              151,208,763                                     16,172          151,192,591
Other liabilities                                         397,885                                     42,429              355,456
Retained earnings                                      14,091,750              60,802                                  14,152,552
Other stockholders' equity                             23,647,763             130,537                                  23,778,300

STATEMENT OF OPERATIONS

Interest income                                        13,101,676                                    113,828           12,987,848
Noninterest expense                                     5,578,934             186,936                                   5,765,870
Income tax benefit                                        166,645             114,290                                     280,935

As a result of the corrections, net loss was restated from $422,999 as previously reported to $609,473 and net loss per share was restated from $0.17 as previously reported to $0.25 for both basic and diluted loss per share.

RESTATEMENT OF JULY 1, 1995, RETAINED EARNINGS - During December 1998, the Company determined that the deferred tax asset was understated at June 30, 1995. Consequently, retained earnings as of July 1, 1995, as presented in the statements of stockholders' equity, has been restated to correct this error.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - For purposes of presentation in the consolidated statements of cash flows, "cash and cash equivalents" includes cash on hand and amounts due from depository institutions, which includes interest-bearing amounts available upon demand.

OTHER INTEREST BEARING DEPOSITS WITH BANKS - Other interest bearing deposits with banks represents certificates of deposit in other banks held by the Company not meeting the definition of a cash equivalent.

INVESTMENT SECURITIES - The Company classifies investment securities into one of two categories: held to maturity or available for sale. The Company does not engage in trading activities. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at cost, adjusted for the amortization of premiums and the accretion of discounts.

Investment securities that the Company intends to hold for indefinite periods of time are classified as available for sale and are recorded at fair value. Unrealized holding gains and losses are excluded from earnings and reported net of tax as a separate component of stockholders' equity until realized. Investment securities in the available for sale portfolio may be used as part of the Company's asset and liability management practices and may be sold in response to changes in interest rate risk, prepayment risk or other economic factors.

Premiums are amortized into interest income using the interest method to the earlier of maturity or call date. Discounts are accreted into interest income using the interest method over the period to maturity. The specific identification method of accounting is used to compute gains or losses on the sales of investment securities.

If the fair value of an investment security declines for reasons other than temporary market conditions, the carrying value of such a security is written down to fair value by a charge to operations.

LOANS RECEIVABLE - Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at unpaid principal balances adjusted for any charge-offs, the allowance for loan losses, deferred loan fees or costs, and unamortized premiums or discounts. Deferred loan fees or costs and premiums and discounts on loans are amortized or accreted to income using the level-yield method over the remaining period to contractual maturity.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due or when the loan becomes ninety days past due, whichever occurs first. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments in excess of principal due are received, until such time that in management's opinion, the borrower will be able to meet payments as they become due.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is a valuation allowance to provide for incurred but not yet realized losses. The Bank reviews its loans for impairment on a quarterly basis. Impairment is determined by assessing the probability that the borrower will not be able to fulfill the contractual terms of the agreement. If a loan is determined to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or by use of the observable market price of the loan or fair value of collateral if the loan is collateral dependent. Throughout the year management estimates the level of probable losses to determine whether the allowance for loan losses is appropriate considering the estimated losses existing in the portfolio. Based on these estimates, an amount is charged to the provision for loan losses and credited to the allowance for loan losses in order to adjust the allowance to a level determined by management to be appropriate relative to losses. The allowance for loan losses is increased by charges to income (provisions) and decreased by charge-offs, net of recoveries.

Management's periodic evaluation of the appropriateness of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions.

Homogeneous loans are those that are considered to have common characteristics that provide for evaluation on an aggregate or pool basis. The Company considers the characteristics of (1) one-to-four family residential first mortgage loans;
(2) automobile loans and; (3) consumer and home improvement loans to permit consideration of the appropriateness of the allowance for losses of each group of loans on a pool basis. The primary methodology used to determine the appropriateness of the allowance for losses includes segregating certain specific, poorly performing loans based on their performance characteristics from the pools of loans as to type and then applying a loss factor to the remaining pool balance based on several factors including classification of the loans as to grade, past loss experience, inherent risks, economic conditions in the primary market areas and other factors which usually are beyond the control of the Company. Those segregated specific loans are evaluated using the present value of future cash flows, usually determined by estimating the fair value of the loan's collateral reduced by any cost of selling and discounted at the loan's effective interest rate if the estimated time to receipt of monies is more than three months.

Non-homogeneous loans are those loans that can be included in a particular loan type, such as commercial loans and multi-family and commercial first mortgage loans, but which differ in other characteristics to the extent that valuation on a pool basis is not valid. After segregating specific, poorly performing loans and applying the methodology as noted in the preceding paragraph for such specific loans, the remaining loans are evaluated based on payment experience, known difficulties in the borrowers business or geographic area, loss experience, inherent risks and other factors usually beyond the control of the Company. These loans are then graded and a factor, based on experience, is applied to estimate the probable loss.

Estimates of the probability of loan losses involve an exercise of judgment. While it is possible that in the near term the Company may sustain losses which are substantial in relation to the allowance for loan losses, it is the judgment of management that the allowance for loan losses reflected in the consolidated statements of financial condition is appropriate considering the estimated probable losses in the portfolio.

REAL ESTATE HELD FOR SALE - Real estate acquired in settlement of loans is initially recorded at estimated fair value less estimated costs to sell and is subsequently carried at the lower of carrying amount or fair value less estimated disposal costs. Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations to the extent that the carrying value of a property exceeds its estimated fair value. Costs relating to the development and improvement of the property are capitalized, whereas those relating to holding the property are expensed. Real estate acquired for sale is carried of the lower of cost or fair value less costs to sell.

PREMISES AND EQUIPMENT - Office premises and equipment are stated at cost less accumulated depreciation. The Company computes depreciation of premises and equipment using the straight-line method over the estimated useful lives of the individual assets which range from 5 to 50 years for buildings and improvements and from 3 to 10 years for furniture and equipment.

GOODWILL AND LONG LIVED ASSETS - Goodwill is being amortized over six years using the straight-line method. Goodwill and other long lived assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

LOAN ORIGINATION FEES - Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized as an adjustment to interest income using the level-yield method over the contractual life of the loans. When a loan is fully repaid or sold, the amount of unamortized fee or cost is recorded in income.

INCOME TAXES - The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company considers the need for a valuation allowance if, based on available evidence, deferred tax assets are not expected to be realized.

INTEREST RATE RISK - The Bank's asset base is exposed to risk including the risk resulting from changes in interest rates and changes in the timing of cash flows. The Bank monitors the effect of such risks by considering the mismatch of the maturities of its assets and liabilities in the current interest rate environment and the sensitivity of assets and liabilities to changes in interest rates. The Bank's management has considered the effect of significant increases and decreases in interest rates and believes such changes, if they occurred, would be manageable and would not affect the ability of the Bank to hold its assets as planned. However, the Bank is exposed to significant market risk in the event of significant and prolonged interest rate changes.

RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. The Company will be required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. Also in June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishing standards for the way public enterprises report information about operating segments in annual financial statements and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997, with reclassification of earlier periods. Because the adoption of SFAS Nos. 130 and 131 require only additional disclosures, they will not have a material effect on the Company's consolidated financial statements.

In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106. The statement revises employers' disclosures about pensions and other postretirement benefits. It does not change the measurement or recognition criteria of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statement Nos. 87, 88, and 106 were issued. SFAS No. 132 suggests combined formats for presentation of pension and other postretirement benefit disclosures. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Because the adoption of SFAS No. 132 requires only additional disclosures, it will not have a material effect on the Company's consolidated financial statements.

The Company early-adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as of October 1, 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Concurrent with adoption, the Company transferred all of its investment securities classified as held to maturity to available for sale.

EMPLOYEE STOCK OWNERSHIP PLAN - Compensation expense for the Employee Stock Ownership Plan ("ESOP") is determined based on the average fair value of shares committed to be released during the period and is recognized as the shares are committed to be released. For the purposes of earnings per share, ESOP shares are included in weighted-average common shares outstanding as the shares are committed to be released.

MANAGEMENT RECOGNITION PLAN - Compensation for Management Recognition Plan shares granted is based on the fair value of the shares at the date of grant and is recognized ratably over the vesting period.

EARNINGS PER SHARE - Earnings per share ("EPS") of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding, assuming the Company was a public company since July 1, 1996. Basic and diluted earnings per share were both calculated with 2,462,084 and 2,434,971 weighted-average common shares outstanding for the years ended June 30, 1998 and 1997, respectively. Weighted-average common shares outstanding was the same for basic and diluted in those years. Potential common shares include the Stock Option Plan shares and the Management Recognition Plan shares, all of which were granted May 1, 1998. Due to stock prices during the period and the existence of a net loss from operations, these potential common shares had no dilutive effect for the year ended June 30, 1998. In future periods, the Stock Option Plan shares or the Management Recognition Plan shares could become dilutive. See Note 11 for information regarding those plans.

The Company adopted SFAS No. 128, Earnings Per Share during the year ended June 30, 1998. The previous presentation of primary EPS is replaced with a presentation of basic EPS. Dual presentation of basic and diluted EPS is required on the face of the statements of operations. Presentation within the financial statements includes reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed considering outstanding and potential common shares. The Company restated EPS for the year ended June 30, 1997.

RECLASSIFICATIONS - Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform to the classifications adopted for reporting in 1998.

2.    INVESTMENT SECURITIES

      Investment securities consisted of the following at June 30:

                                                                                 1998
                                             ----------------------------------------------------------------------------
                                                                       GROSS             GROSS
                                                  AMORTIZED          UNREALIZED        UNREALIZED             FAIR
AVAILABLE FOR SALE                                  COST               GAINS             LOSSES               VALUE
U.S. Government and agencies                    $ 22,466,239          $  42,964         $  17,273           $ 22,491,930
Municipal securities                              18,404,701             83,793           204,617             18,283,877
Mortgage-backed securities                        48,804,919            258,101            39,354             49,023,666
Collateralized mortgage obligations                9,709,404              7,462            43,423              9,673,443
                                                ------------          ---------         ---------           ------------
            Total                               $ 99,385,263          $ 392,320         $ 304,667           $ 99,472,916
                                                ============          =========         =========           ============

                                                                                 1998
                                             ----------------------------------------------------------------------------
                                                                         GROSS             GROSS
                                                 AMORTIZED            UNREALIZED        UNREALIZED             FAIR
HELD TO MATURITY                                   COST                  GAINS            LOSSES               VALUE
Mortgage-backed securities                      $ 23,518,573           $ 76,295         $  97,374           $ 23,497,494
Collateralized mortgage obligations                3,984,684              1,220             7,094              3,978,810
                                                ------------          ---------         ---------           ------------
            Total                               $ 27,503,257           $ 77,515         $ 104,468           $ 27,476,304
                                                ============          =========         =========           ============

                                                                                 1997
                                             ----------------------------------------------------------------------------
                                                                       GROSS             GROSS
                                                  AMORTIZED          UNREALIZED        UNREALIZED              FAIR
AVAILABLE FOR SALE                                  COST               GAINS             LOSSES                VALUE
U.S. Government and agencies                    $ 17,263,664          $  29,854         $  33,135           $ 17,260,383
Mortgage-backed securities                        12,145,839             79,090            24,721             12,200,208
Collateralized mortgage obligations                6,270,999              6,162           115,382              6,161,779
                                                ------------          ---------         ---------           ------------
            Total                               $ 35,680,502          $ 115,106         $ 173,238           $ 35,622,370
                                                ============          =========         =========           ============

                                                                                 1997
                                             ----------------------------------------------------------------------------
                                                                       GROSS             GROSS
                                                  AMORTIZED          UNREALIZED        UNREALIZED              FAIR
HELD TO MATURITY                                    COST               GAINS             LOSSES                VALUE
Mortgage-backed securities                      $ 30,656,584          $ 184,136         $ 423,516           $ 30,417,204
Collateralized mortgage obligations                5,836,502                 -             59,353              5,777,149
                                                ------------          ---------         ---------           ------------
            Total                               $ 36,493,086          $ 184,136         $ 482,869           $ 36,194,353
                                                ============          =========         =========           ============

      Effective October 1, 1998, the Company adopted SFAS No. 133. Concurrent with this adoption, investment securities with an amortized cost of $27,503,257 and a market value of $27,476,304 at June 30, 1998, and categorized in the statement of financial condition at June 30, 1998, as held to maturity were transferred to available for sale. This transfer from the held to maturity category at the date of the initial adoption of SFAS No. 133 does not call into question the Company's intent to hold other debt securities to maturity in the future.

Such investment securities are categorized as held to maturity as of June 30, 1998, because it was management's intent at that date to hold such securities until maturity and the subsequent change in that intent and the recategorization of such securities to available for sale occurred only upon the adoption of SFAS No. 133. SFAS No. 133 prohibits the presentation of any change due to its adoption in any period prior to the period of adoption.

During the year ended June 30, 1998, the Company determined that a mortgage-backed security ("MBS") was declining in value and judged that decline to be other than temporary. As a result of this determination, the carrying value of the MBS was adjusted downward at June 30, 1998, by approximately $150,000 to reflect this decline. The loss for the other than temporary decline in the MBS's estimated value is included in noninterest expenses in the statement of operations for the year ended June 30, 1998. There is no current active market for this MBS.

Gross realized gains on sales of available for sale securities were approximately $22,000 in the year ended June 30, 1998. There were no significant gross realized losses in the year ended June 30, 1998 aside from the other than temporary decline in the value of a MBS described above. Gross realized losses on sales of available for sale securities were approximately $21,000 in the year ended June 30, 1997. Gross gains of approximately $4,000 and gross losses of approximately $931,000 were realized on sales of available for sale securities during the year ended June 30, 1996.

The scheduled maturities of debt securities at June 30, 1998, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                  AMORTIZED                       FAIR
                                                                                    COST                          VALUE
Due in one year or less                                                       $   2,492,606                 $   2,501,285
Due from one year to five years                                                   8,493,900                     8,502,200
Due from five years to ten years                                                  9,927,091                     9,941,603
Due after ten years                                                              19,957,343                    19,830,719
                                                                             --------------                 -------------
                                                                                 40,870,940                    40,775,807

Mortgage-backed securities                                                       72,323,492                    72,521,160
Collateralized mortgage obligations                                              13,694,088                    13,652,253
                                                                             --------------                 -------------
            Total                                                             $ 126,888,520                 $ 126,949,220
                                                                             ==============                 =============

All securities above are available for sale except for mortgage-backed securities and collateralized mortgage obligations with an amortized cost of $27,503,257 and a fair value of $27,476,304.

3.    LOANS RECEIVABLE

      Loans receivable consisted of the following at June 30:

                                                                             1998                                   1997
First mortgage loans:
  One- to four- family residences                                       $  49,267,399                           $ 62,340,601
  Multi-family and commercial                                              48,496,934                             28,171,093
  Loans to facilitate sales of foreclosed real estate                         473,476                                616,660
    Less undisbursed loan funds                                            (3,921,787)                            (2,057,095)
                                                                         ------------                           ------------
            Total first mortgage loans                                     94,316,022                             89,071,259
                                                                         ------------                           ------------
Consumer and other loans:
  Commercial loans                                                          2,708,927                              2,101,963
  Automobile                                                                4,070,750                              2,399,648
  Consumer and home improvement loans                                       2,860,250                              4,294,686
  Loans collateralized by deposits                                          2,215,441                              2,434,621
                                                                         ------------                           ------------
            Total consumer and other loans                                 11,855,368                             11,230,918
                                                                         ------------                           ------------
Allowance for loan losses                                                  (1,468,546)                            (1,492,473)
Deferred loan fees                                                           (122,679)                              (167,069)
                                                                         ------------                           ------------
            Loans receivable, net                                       $ 104,580,165                           $ 98,642,635
                                                                         ============                           ============

      The Company originates and maintains loans receivable which are substantially concentrated in its lending territory (primarily Southern Arkansas) but also originates commercial real estate loans in other areas of Arkansas and in contiguous states. The Company's policy calls for collateral or other forms of repayment assurance to be received from the borrower at the time of loan origination. Such collateral or other form of repayment assurance is subject to changes in economic value due to various factors beyond the control of the Company.

      The Company has made loans to its directors, officers, and their related business interests. The aggregate dollar amount of loans outstanding to directors, officers and their related business interests totaled approximately $435,886 and $548,179 at June 30, 1998 and 1997,
      respectively.

      Loans identified by management as impaired at June 30, 1998, were not significant. The Company is not committed to lend additional funds to debtors whose loans have been modified.

4.    ACCRUED INTEREST RECEIVABLE

      Accrued interest receivable consisted of the following at June 30:

                                                                             1998                                    1997
Investment securities                                                    $ 1,220,964                             $   657,484
Loans                                                                        618,362                                 648,468
                                                                        ------------                             ------------
            Total                                                        $ 1,839,326                             $ 1,305,952
                                                                        ============                             ============

5.    ALLOWANCES FOR LOAN AND REAL ESTATE LOSSES

      A summary of the activity in the allowances for loan and real estate losses is as follows for the years ended June 30:

                                                     1998                              1997                          1996
                                         ----------------------------     ---------------------------   --------------------------
                                                            REAL                               REAL                          REAL
                                            LOANS          ESTATE            LOANS            ESTATE        LOANS           ESTATE
Balance, beginning of year               $ 1,492,473      $ 28,825        $ 1,283,234       $ 58,587    $   728,491       $ 28,587

  Acquisition of subsidiary                                                                                 524,140
  Provision                                   24,000                          221,671         13,527         42,483         30,000
  Net (charge-offs) and recoveries           (47,927)      (28,825)           (12,432)       (43,289)       (11,880)
                                        ------------    ----------       ------------      ---------   ------------      ---------
Balance, end of year                     $ 1,468,546      $    -          $ 1,492,473       $ 28,825    $ 1,283,234       $ 58,587
                                        ============    ==========       ============      =========   ============      =========

6.    FEDERAL HOME LOAN BANK STOCK

      The Bank is a member of the Federal Home Loan Bank System. As a member of this system, it is required to maintain an investment in capital stock of the Federal Home Loan Bank ("FHLB") in an amount equal to the greater of 1% of its outstanding home loans or .3% of its total assets. No ready market exists for such stock and it has no quoted market value but may be redeemed at par. The carrying value of the stock is its cost.

7.    PREMISES AND EQUIPMENT

      Premises and equipment consisted of the following at June 30:

                                                          1998                                 1997
Land and buildings                                    $ 4,641,036                         $ 4,288,410
Furniture and equipment                                 2,037,876                           1,074,129
Leasehold improvements                                                                         32,548
                                                     ------------                       -------------
            Total                                       6,678,912                           5,395,087
Accumulated depreciation                               (1,077,145)                           (773,643)
                                                     ------------                       -------------
            Premises and equipment, net               $ 5,601,767                         $ 4,621,444
                                                     ============                       =============


8.    DEPOSITS

      Deposits are summarized as follows at June 30:

                                                                             1998                                      1997
Demand and NOW accounts, including noninterest-bearing
  deposits of $4,332,481 and $2,689,637 in 1998 and
  1997, respectively                                                   $  10,664,546                             $   9,390,225
Money market                                                              18,384,835                                17,807,493
Passbook savings                                                           7,512,607                                 8,441,845
Certificates of deposit                                                  105,369,342                               115,553,028
                                                                     ---------------                            --------------

            Total                                                      $ 141,931,330                             $ 151,192,591
                                                                     ===============                            ==============

        The aggregate amount of short-term jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $10,012,676 and $9,373,751 at June 30, 1998 and 1997, respectively.

        At June 30, 1998, scheduled maturities of certificates of deposit are as follows:

  Years ending June 30:
    1999                                                      $  81,511,781
    2000                                                         18,402,045
    2001                                                          5,396,765
    2002                                                             58,751
                                                             --------------
              Total                                           $ 105,369,342
                                                             ==============

      Eligible deposits of the Bank are insured up to $100,000 by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

      Legislation was signed into law by the President on September 30, 1996, to recapitalize the SAIF. As a result of such legislation, the Bank was required to pay a one-time special assessment of $889,011 which had an approximate $551,187 after-tax effect on the results of operations for the year ended June 30, 1997. The legislation also mandated that the deposit insurance premiums charged SAIF-insured institutions (such as the Bank) decline effective January 1, 1997.

9.    FEDERAL HOME LOAN BANK ADVANCES AND NOTE PAYABLE

      The Bank pledges as collateral for FHLB advances its FHLB stock and has entered into blanket collateral agreements with the FHLB whereby the Bank agrees to maintain, free of other encumbrances, qualifying single family first mortgage loans with unpaid principal balances, when discounted to 75% of such balances, of at least 100% of total outstanding advances. Additionally the Bank has pledged mortgage-backed securities with a carrying value of approximately $28,048,000 at June 30, 1998, as additional collateral. Advances at June 30, 1998 and 1997, have maturity dates as follows:

                                                   1998                                     1997
                                     ----------------------------------       -----------------------------------

                                         WEIGHTED                               WEIGHTED
                                          AVERAGE                               AVERAGE
                                           RATE              AMOUNT               RATE                  AMOUNT
Years ending June 30:
  1999                                     5.647 %      $ 5,289,500
  2000                                     5.807          3,000,000
  2001                                     6.308          6,125,000              6.407 %            $ 5,000,000
  2002                                     5.863          4,500,000
  2003                                     5.876          9,055,000              6.000                5,000,000
  Thereafter                               5.897         40,151,568
                                                      -------------                                ------------
            Total                          5.905 %     $ 68,121,068              6.204 %           $ 10,000,000
                                                      =============                                ============

      The note payable is due in annual installments of $80,000 plus interest through September 2001. The note bears interest at 7.50% and is collateralized by real estate held for sale and office premises with a combined carrying value at June 30, 1998, of approximately $500,000.

10.   INCOME TAXES

      The provisions for income taxes are summarized as follows:

                                                                   YEARS ENDED
                                                                    JUNE 30,
                                                -------------------------------------------------
                                                     1998             1997               1996
Income tax provision (benefit):
  Current                                        $ (47,732)      $ (170,561)          $ 232,787
  Deferred                                          27,027         (110,374)            (57,986)
                                                ----------      -----------          ----------
            Total                                $ (20,705)      $ (280,935)          $ 174,801
                                                ==========      ===========          ==========



      The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows:

                                                                              YEARS ENDED
                                                                                JUNE 30,
                               -------------------------------------------------------------------------------------------------
                                              1998                                1997                           1996
Taxes at statutory rate           $ 123,899            34.0 %        $ (302,739)         (34.0)%      $ 135,929          34.0 %
Increase (decrease)
  resulting from:
  Tax exempt income                (135,853)          (37.3)%
  Goodwill                           41,865            11.5 %            54,425            6.1 %
  Compensation                      (68,347)          (18.8)%                                             9,687           2.4 %
  Other, net                         17,731             4.9 %           (32,621)          (3.7)%         29,185           7.3 %
                                 ----------         -------          ----------         ------       ----------        ------
              Total               $ (20,705)           (5.7)%        $ (280,935)         (31.6)%      $ 174,801          43.7 %
                                 ==========         =======          ==========         ======       ==========        ======


      During the year ended December 31, 1996, new legislation was enacted which provides for the recapture into taxable income of certain amounts previously deducted as additions to the bad debt reserves for income tax purposes. The Bank changed its method of determining bad debt reserves for tax purposes following the year ended June 30, 1997. The amounts to be recaptured for income tax reporting purposes are considered by the Bank in the determination of the net deferred tax liability.

      The Company's deferred tax asset account was comprised of the following at June 30:


                                                                    1998                             1997
Deferred tax assets:
  Allowance for loan losses                                      $ 225,376                       $ 244,623
  Unrealized loss on investments                                                                    24,779
  Deferred compensation                                            213,828                         181,808
  Loan fees                                                         31,283                          45,475
  Other                                                                                             10,205
                                                                ----------                       ---------
            Total deferred tax assets                              470,487                         506,890

Deferred tax liabilities:
  Premises and equipment                                            94,677                          88,134
  Investment premiums and discount                                  16,325                          36,769
  Loan discounts                                                    17,219                          38,783
  Unrealized gain on investments                                    33,746
  Other                                                             58,590
                                                                ----------                       ---------
            Total deferred tax liabilities                         220,557                         163,686
                                                                ----------                       ---------
            Net deferred tax asset                               $ 249,930                       $ 343,204
                                                                ==========                       =========

      A deferred tax liability has not been recognized for the bad debt reserves of the Bank created in the tax years which began prior to December 31, 1987 (the base year). At June 30, 1998, the amount of these reserves totaled approximately $3,462,860 with an unrecognized deferred tax liability approximating $1,177,372. Such unrecognized deferred tax liability could be recognized in the future, in whole or in part, if (i) there is a change in federal tax law, (ii) the Bank fails to meet certain definitional tests and other conditions in the federal tax law, (iii) certain distributions are made with respect to the stock of the Bank, or
      (iv) the bad debt reserves are used for any purpose other than absorbing bad debt losses.

11.   BENEFIT PLANS

      EMPLOYEE STOCK OWNERSHIP PLAN - The Company has established an employee stock ownership plan ("ESOP") to benefit substantially all employees. The ESOP originally purchased 211,600 shares of common stock in the Conversion with proceeds received from a loan from the Company.

      The Company's note receivable, presented in the statements of stockholders' equity as unearned ESOP shares, is to be repaid in installments of $211,600 on June 30th each year through 2006. Interest is based upon the prime rate, which is to be adjusted and paid quarterly. The note may be prepaid without penalty. The ESOP is funded by contributions made by the Bank in amounts sufficient to retire the debt. Compensation expense of $427,399 and $161,813 was recognized during the years ended June 30, 1998 and 1997, respectively.

      Shares no longer required to be held to collateralize the debt and earnings from the common stock held by the ESOP are allocated among participants on the basis of compensation in the year of allocation. Benefits become 100% vested after five years of credited service. Forfeitures of nonvested benefits will be reallocated among remaining participating employees in the same proportion as contributions. At June 30, 1998 and 1997, 29,752 and 12,568 shares, respectively, were committed to be released by the ESOP to participant accounts. At June 30, 1998, there were 42,320 shares allocated to participant accounts and 169,280 unallocated shares. The fair value of the unallocated shares amounted to approximately $2,539,200 at June 30, 1998.

      STOCK OPTION PLAN - The Stock Option Plan ("SOP"), approved by the Company's stockholders during the year ended June 30, 1998, provides for a committee of the Company's Board of Directors to award incentive or non-incentive stock options, representing up to 317,400 shares of Company stock. Options granted to executive officers and directors vest 25% immediately and 25% on each of the three subsequent anniversary dates on the grant. Options granted to employees vest 20% immediately upon grant, with the balance vesting in equal amounts on the four subsequent anniversary dates of the grant. Options granted vest immediately in the event of retirement, disability, or death. Outstanding stock options can be exercised over a ten year period from the date of grant.

      Under the SOP, options have been granted to directors and key employees to purchase common stock of the Company. The exercise price in each case equals the fair market value of the Company's stock at the date of grant. Options granted in the current year have an exercise price of $16.00, and a weighted average remaining contract life of 9.8 years at June 30, 1998.

A summary of the status of the Company's stock option plan as of June 30, 1998, and changes during the year ending on that date is presented below:

                                                                              WEIGHTED
                                                                               AVERAGE
                                                                              EXERCISE
OPTIONS                                                        SHARES           PRICE
Outstanding at beginning of year
Granted                                                        304,300           $ 16
Exercised
Forfeited                                                         (128)            16
                                                              --------           ----
Outstanding at June 30, 1998                                   304,172           $ 16
                                                              ========           ====
Options exercisable at June 30, 1998                            71,969           $ 16
                                                              ========           ====

The Company applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for its stock option plan, as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for options granted to employees. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company's pro forma net income and pro forma earnings per share would have been as follows:

                                                                           1998
                                                          ----------------------------------------
                                                            AS REPORTED                  PRO FORMA
Net income (in thousands)                                     $  385                     $    157
Earnings per share:
  Basic                                                       $ 0.16                     $    .06

  Diluted                                                     $ 0.16                     $    .06

In determining the above pro forma disclosure, the fair value of options granted during the year was estimated on the date of grant using the binomial option-pricing model with the following weighted average assumptions: expected volatility - 15%, expected life of options - 7.5 years, risk-free interest rate
- 5.7%, and expected dividend rate - 1.25%. The weighted average fair value of options granted during the fiscal year ended June 30, 1998, was $4.81 per share.

MANAGEMENT RECOGNITION PLAN - The Management Recognition Plan ("MRP"), approved by the Company's stockholders during the year ended June 30, 1998, provides for a committee of the Company's Board of Directors to award restricted stock to key officers as well as non-employee directors. The MRP authorizes the Company to grant up to 52,900 shares of Company stock, all of which were granted during 1998. Compensation expense will be recognized based on the fair market value of the shares on the grant date of $16.00 over the vesting period. Shares granted to directors (43,372) vest 25% at the grant date and 25% each May 1 afterward. Shares granted to non-directors (9,528) vest 20% at the grant date and 20% each May 1 afterward. Shares granted will be deemed vested in the event of retirement, disability, or death. At June 30, 1998, no shares awarded under this plan have been purchased. A liability has been established, based on the grant price, for the shares to be purchased. Differences between the price at the date of grant and the actual purchase price will be recorded as an adjustment to stockholders' equity. Approximately $268,000 in compensation expense was recognized during the year ended June 30, 1998.

DEFINED BENEFIT PLAN - The Bank had a qualified, noncontributory defined benefit retirement plan (the "Plan") covering all of its eligible employees. Employees were eligible when they had attained at least twenty-one years of age and six months of service with the Bank. A resolution was initially adopted by the Board of Directors on July 1, 1996, to terminate the Plan as of September 16, 1996, and to freeze benefit accruals as of July 31, 1996. The Company experienced delays in terminating the Plan and on June 18, 1998, a resolution was adopted to terminate the Plan as of September 1, 1998, with benefit accruals remaining frozen as of July 31, 1996. Settlement of the related pension obligation is anticipated within the next plan year.

All active participants will become fully vested for their accrued benefits. The Plan provides that any excess assets will be allocated to participants. As such, based on the funded status of the Plan, no gain or loss is expected upon settlement.

                                                                             1998              1997
Reconciliation of funded status:

  Actuarial present value of accumulated benefit obligations:
    Vested portion                                                       $  417,651        $  441,321
    Vested part of excess assets                                            141,752            42,262
    Non-vested portion
                                                                         ----------       -----------
Accumulated benefit obligation                                              559,403           483,583
Effect of estimated future pay growth
                                                                         ----------       -----------
Projected benefit obligation                                                559,403           483,583
Plan assets at fair value                                                   559,403           483,583
                                                                         ----------       -----------
Funded status

Unrecognized net (gain) or loss
Unrecognized prior service cost
Unrecognized net transition obligation
                                                                         ----------       -----------
            (Accrued) prepaid pension cost                               $      -          $      -
                                                                         ==========       ===========
Determination of pension cost:
  Service cost
  Interest cost                                                          $   33,099       $    30,790
  Actual return on assets                                                   (75,820)          (60,011)
  Net amortization and deferral                                              42,721            29,221
                                                                         ----------       -----------
            Net periodic pension cost                                    $      -         $       -
                                                                         ==========       ===========

The weighted average interest rate used in determining the projected benefit obligation was 6.0% in 1998 and 7.5% in 1997. The expected long-term rate of return on assets was 7.5% for 1998 and 1997.

OFFICERS' AND DIRECTORS RETIREMENT PLAN - During the year ended June 30, 1996, the Bank adopted a "non-qualified" retirement plan for its officers and directors in recognition of their years of service to the Bank. The plan is an annuity contract plan whereby funds are to be set aside annually in a grantor trust, with the Bank acting as trustee of the Trust. Distributions are scheduled to be paid upon completion of six to ten years of service to the Bank. No tax deduction for the Plan is claimed until funds are paid to the beneficiaries. Future funding is dependent on continued service to the Bank and therefore is expensed as the plan is funded each year. For the years ended June 30, 1998, 1997 and 1996, contributions to the plan totaled $154,088, $232,308, and $242,511, respectively.

      401(k) PLAN - Effective July 1, 1993, employees of the Bank may participate in a 401(k) savings plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement upon reaching age 21 and completing one year of service. At its discretion, the Bank may make matching contributions to the plan. Employer contributions vest 20% each year beginning in the third year of service and become 100% vested in seven years. No matching contribution was made by the Bank during the year ended June 30, 1998. Matching contributions to the plan were $25,997 and $1,188 for the years ended June 30, 1997 and 1996, respectively.

      EMPLOYMENT AGREEMENTS - Certain executive officers of the Bank and the Company have employment agreements with three year renewable terms. Such agreements provide for termination pay and other benefits under certain circumstances. Aggregate termination pay is approximately $800,000.

12.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

      The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of financial condition. The Company does not use financial instruments with off-balance sheet risk as part of its asset/liability management program or for trading purposes. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Such collateral consists primarily of residential properties. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

      The Company had the following outstanding commitments at June 30, 1998:

Undisbursed construction loans                                             $ 3,921,787
Commitments to originate mortgage loans                                      1,172,421
Letters of credit                                                               81,000
Unused lines of credit                                                         948,786
                                                                           -----------
            Total                                                          $ 6,123,994
                                                                           ===========

      The funding period for construction loans is generally less than nine months and commitments to originate mortgage loans are generally outstanding for 60 days or less. At June 30, 1998, interest rates on commitments are believed by management to approximate market rates.

13.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The estimated fair values of financial instruments are as follows:

                                                                JUNE 30, 1998                       JUNE 30, 1997
                                                     ---------------------------------     ------------------------------
                                                                          ESTIMATED                          ESTIMATED
                                                        CARRYING             FAIR            CARRYING           FAIR
                                                         VALUE              VALUE             VALUE            VALUE
ASSETS:
  Cash and due from banks                             $ 1,531,363        $ 1,531,363       $ 1,057,943      $ 1,057,943
  Interest bearing deposits with banks                  2,291,035          2,291,035        18,273,882       18,273,882
  Other interest bearing deposits with banks            2,782,000          2,782,000
  Investment securities:
    Available for sale                                 99,472,916         99,472,916        35,622,370       35,622,370
    Held to maturity                                   27,503,257         27,476,304        36,493,086       36,194,353
  Federal Home Loan Bank stock                          3,448,900          3,448,900         1,246,500        1,246,500
  Loans receivable, net                               104,580,165        104,737,165        98,642,635       99,131,271
  Accrued interest receivable                           1,839,326          1,839,326         1,305,952        1,305,952

LIABILITIES:
  Deposits:
    Demand, NOW, money
      market and regular savings                       36,561,988         36,561,988        35,639,563       35,639,563
    Certificates of deposit                           105,369,342        105,492,342       115,553,028      116,362,078
  Federal Home Loan Bank advances                      68,121,068         68,435,068        10,000,000       10,000,000
  Liability to purchase MRP shares                        846,400            793,500
  Accrued interest payable                                643,887            643,887           410,477          410,477
  Advance payments by
    borrowers for taxes and insurance                     209,242            209,242           209,140          209,140
  Note payable                                            320,000            320,000           400,000          400,000

For cash and due from banks, interest bearing deposits with banks, other interest bearing deposits with banks, Federal Home Loan Bank stock and accrued interest receivable, the carrying value is a reasonable estimate of fair value primarily because of the short-term nature of instruments or, as to Federal Home Loan Bank stock, the ability to sell the stock back to the Federal Home Loan Bank at cost. The fair value of investment securities is based on quoted market prices, dealer quotes and prices obtained from independent pricing services. The fair value of loans receivable is estimated based on present values using applicable risk-adjusted spreads to the U.S. Treasury curve to approximate current entry-value interest rates considering anticipated prepayment speeds, maturity and credit risks.

The fair value of demand deposit accounts, NOW accounts, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit, Federal Home Loan Bank advances, and notes payable is estimated using the rates currently offered for deposits and borrowings of similar remaining maturities at the reporting date. The fair value of the liability for MRP shares is determined by the product of the number of shares to be purchased and their market value at June 30, 1998. For advance payments by borrowers for taxes and insurance and accrued interest payable the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of instruments. Commitments are generally made at prevailing interest rates at the time of funding and, therefore, there is no difference between the contract amount and fair value.

      The fair value estimates presented herein are based on pertinent information available to management as of June 30, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

14.   COMMITMENTS AND CONTINGENCIES

      During the year ended June 30, 1998, a circuit court entered a judgment against the Bank in the amount of $78,000 for breach of contract regarding its alleged failure to provide a party the right to purchase real estate formerly used as a branch location. The Company has appealed the judgment to the court of appeals. The Company and its counsel believe there is a likelihood that the merits of the case will result in a reversal of the lower court's decision. No accrual of this possible loss has been made in the consolidated financial statements as of June 30, 1998.

      In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position of the Company.

15.   RETAINED EARNINGS

      Upon the Conversion, the Company established a special liquidation account for the benefit of eligible account holders and the supplemental eligible account holders in an amount equal to the net worth of the Bank as of the date of its latest statement of financial condition contained in the final offering circular used in connection with the Conversion. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts in the Bank after conversion. In the event of a complete liquidation (and only in such event), each eligible and supplemental eligible account holder will be entitled to receive a liquidation distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

      The Company may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the Company's stockholders' equity to be reduced below applicable regulatory capital maintenance requirements for insured institutions or below the special liquidation account referred to above.

16.   REGULATORY MATTERS

      The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possible additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible capital (as defined in the regulations) to tangible assets (as defined) and core capital (as defined) to adjusted total assets (as defined), and of total risk-based capital (as defined) to risk-weighted assets (as defined).

As of June 30, 1998 and 1997, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum core (Tier I core), Tier I risk-based, and total risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts (in thousands) and ratios are also presented in the tables:

                                                                                                          FOR CAPITAL
                                                                       ACTUAL                          ADEQUACY PURPOSES
                                                          ----------------------------------- ------------------------------------
                                                              AMOUNT            RATIO               AMOUNT               RATIO
As of June 30, 1998:

  Tier I (Core) Capital to Adjusted Total Assets           $ 29,224             11.64 %          $ 10,027                4.00 %

  Total Risk-Based Capital to Risk-weighted Assets           31,021             29.09 %             8,531                8.00 %

  Tier I (Core) Capital to Risk-weighted Assets              29,224             27.04 %             N/A                   N/A

  Tangible Capital to Tangible Assets                        29,261             11.67 %             3,759                1.50 %

                                                                         TO BE CATEGORIZED
                                                                              AS WELL
                                                                         CAPITALIZED UNDER
                                                                         PROMPT CORRECTIVE
                                                                         ACTION PROVISIONS
                                                            --------------------------------------
                                                                    AMOUNT                  RATIO
As of June 30, 1998:

  Tier I (Core) Capital to Adjusted Total Assets                  $ 12,526                  5.00 %

  Total Risk-Based Capital to Risk-weighted Assets                  10,664                 10.00 %

  Tier I (Core) Capital to Risk-weighted Assets                      6,466                  6.00 %

  Tangible Capital to Tangible Assets                               N/A                    N/A

                                                                                                           FOR CAPITAL
                                                                             ACTUAL                     ADEQUACY PURPOSES
                                                                --------------------------------- --------------------------------
                                                                    AMOUNT          RATIO             AMOUNT               RATIO
As of June 30, 1997:

  Tier I (Core) Capital to Adjusted Tangible Assets               $ 26,373           13.16 %        $ 8,018               3.00 %

  Total Risk-Based Capital to Risk-weighted Assets                  27,865           30.07 %          7,415               8.00 %

  Tier I (Core) Capital to Risk-weighted Assets                     26,373           28.46 %         N/A                   N/A

  Tangible Capital to Tangible Assets                               27,153           13.67 %         2,980                1.50 %

                                                                  TO BE CATEGORIZED
                                                                       AS WELL
                                                                  CAPITALIZED UNDER
                                                                  PROMPT CORRECTIVE
                                                                  ACTION PROVISIONS
                                                              ---------------------------
                                                                 AMOUNT           RATIO
As of June 30, 1997:

  Tier I (Core) Capital to Adjusted Tangible Assets            $ 10,023            5.00 %

  Total Risk-Based Capital to Risk-weighted Assets                9,269           10.00 %

  Tier I (Core) Capital to Risk-weighted Assets                   5,561            6.00 %

  Tangible Capital to Tangible Assets                            N/A              N/A

The Company is restricted by state law as to the amount of dividends it may pay and by other factors including the assets available to pay dividends. The Bank is subject to regulatory restrictions as to the payment of dividends to the Company.

      Regulations require the Bank to maintain an amount equal to 4% of deposits (net of loans collateralized by deposits) plus short-term borrowings in cash and U.S. Government and other approved securities.

17.   PARENT COMPANY ONLY FINANCIAL INFORMATION

      The following condensed statement of financial condition as of June 30, 1998, and condensed statements of income and cash flows for the year ended June 30, 1998, for HCB Bancshares, Inc. should be read in conjunction with the consolidated financial statements and the notes herein.

HCB BANCSHARES, INC.
(PARENT COMPANY ONLY)

CONDENSED STATEMENT OF FINANCIAL CONDITION
JUNE 30, 1998
------------------------------------------------------------------------------------

ASSETS

Deposit in Bank                                                         $ 8,030,275
Investment in Bank                                                       29,709,482
Other assets                                                                 11,714
                                                                        -----------
TOTAL ASSETS                                                             37,751,471
                                                                        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other liabilities                                  $    72,547
Stockholders' equity                                                     37,678,924
                                                                        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               37,751,471
                                                                        ===========


CONDENSED STATEMENT OF INCOME
YEAR ENDED JUNE 30, 1998
------------------------------------------------------------------------------------

EXPENSES:
  Operating expenses                                                      $  83,974
                                                                        -----------
LOSS BEFORE INCOME TAXES AND EQUITY IN
  UNDISTRIBUTED EARNINGS OF BANK SUBSIDIARY                                 (83,974)

INCOME TAX PROVISION                                                        (45,725)
                                                                        -----------
LOSS BEFORE EQUITY IN UNDISTRIBUTED
  EARNINGS OF BANK SUBSIDARY                                               (129,699)

EQUITY IN UNDISTRIBUTED EARNINGS OF BANK SUBSIDIARY                         514,812
                                                                        -----------
NET INCOME                                                                $ 385,113
                                                                        ===========

HCB BANCSHARES, INC.
(PARENT COMPANY ONLY)

CONDENSED STATEMENT OF CASH FLOWS
YEAR ENDED JUNE 30, 1998
----------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
  Net income                                                                            $   385,113
  Adjustments to reconcile net income to net cash used
    by operating activities:
    Equity in undistributed earnings of Bank subsidiary                                    (514,812)
    Changes in operating assets and liabilities:
      Other assets                                                                           15,048
      Accrued expenses and other liabilities                                                 29,409
                                                                                         ----------

            Net cash used by operating activities                                           (85,242)
                                                                                         ----------
FINANCING ACTIVITIES:
  Dividends paid                                                                           (529,000)
                                                                                         ----------

            Net cash used by financing activities                                          (529,000)
                                                                                         ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (614,242)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                     8,644,517
                                                                                         ----------

  End of period                                                                         $ 8,030,275
                                                                                         ==========

18.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following tables represent summarized data for each of the four quarters in the year ended June 30, 1998. Information for the quarters in the year ended June 30, 1997, are not presented because the Company's initial issuance of securities was not completed until during the quarter ended June 30, 1997.

                                                                                              1998
                                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    FOURTH            THIRD           SECOND          FIRST
                                                                   QUARTER           QUARTER          QUARTER        QUARTER
Interest income                                                   $    4,339       $    3,808      $    3,547       $    3,625
Interest expense                                                       2,608            2,256           2,046            2,032
                                                                 -----------      -----------     -----------      -----------
Net interest income                                                    1,731            1,552           1,501            1,593
Provision for loan losses                                                                                   4               20
                                                                 -----------      -----------     -----------      -----------
Net interest income after provision
  for loan losses                                                      1,731            1,552           1,497            1,573
Noninterest income (loss)                                                (66)             236             185              154
Noninterest expense                                                    2,019            1,785           1,467            1,227
                                                                 -----------      -----------     -----------      -----------
Income (loss) before income taxes                                       (354)               3             215              500
Income tax provision (benefit)                                          (248)             (19)             74              172
                                                                 -----------      -----------     -----------      -----------
Net income (loss)                                                 $     (106)      $       22      $      141       $      328
                                                                 ===========      ===========     ===========      ===========
Basic income (loss) per common share                              $    (0.04)      $     0.01      $     0.06       $     0.13
                                                                 ===========      ===========     ===========      ===========
Diluted income (loss) per common share                            $    (0.04)      $     0.01      $     0.06       $     0.13
                                                                 ===========      ===========     ===========      ===========
Cash dividends declared per
  common share                                                    $     0.05       $     0.05      $     0.05       $     0.05
                                                                 ===========      ===========     ===========      ===========
Average common shares and
  common stock equivalents
  outstanding                                                      2,471,997        2,464,560       2,457,123        2,449,686

      Information above for the first, second, and third quarters is different from information previously reported by the Company. These amounts are different because of corrections made affecting these quarters. Such corrections were necessary because of information coming to the attention of management in December, 1998. The amounts reported above have been restated to reflect the corrections as follows:

                                                                   THIRD          SECOND       FIRST
                                                                  QUARTER        QUARTER      QUARTER
Interest income
---------------
As previously reported for interim period                         $3,860           $3,599       $3,678
Adjustment                                                           (52)             (52)         (53)
                                                                 -------          -------      -------
As reported herein                                                $3,808           $3,547       $3,625
                                                                 =======          =======      =======
Noninterest expense
-------------------
As previously reported for interim period                         $1,591           $1,463       $1,313
Adjustment                                                           194                4          (86)
                                                                 -------          -------      -------
As reported herein                                                $1,785           $1,467       $1,227
                                                                 =======          =======      =======
Income tax provision (benefit)
------------------------------
As previously reported for interim period                         $   34           $  100       $  175
Adjustment                                                           (53)             (26)          (3)
                                                                 -------          -------      -------
As reported herein                                                $  (19)          $   74       $  172
                                                                 =======          =======      =======

      Adjustments resulting in the above restatements derived principally from accounting for stock compensation plans, due from bank outages, other than temporary declines in market value of investment securities, leasehold improvements abandoned, and related income tax adjustments.

                                  * * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Effective June 25, 1997, the Company dismissed Gaunt & Co., Little Rock, Arkansas, and engaged Miller, England & Company, Little Rock, Arkansas, as the Company's independent certified public accountants. Effective June 18, 1998, the Company dismissed Miller, England & Company, as the Company's independent accountants. Effective October 1, 1998, the Company engaged Deloitte & Touche, LLP, Little Rock, Arkansas, as the Company's independent auditors. For additional information, see the Company's Current Reports on Form 8-K dated June 25, 1997, June 25, 1998 and October 7, 1998, each of which is incorporated herein by reference (File No. 0-22423).

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Company's Board of Directors consists of seven members. The Company's Certificate of Incorporation requires that directors be divided into three classes, as nearly equal in number as possible, with approximately one-third of the directors elected each year. The following table sets forth information regarding the directors of the Company all of whom also serve as directors of the Bank.


                                           AGE AT
NAME                                    JUNE 30, 1998           DIRECTOR SINCE(1)           TERM TO EXPIRE
----                                    -------------           -----------------           --------------
Vida H. Lampkin                              60                       1983                       1998
Clifford Steelman                            57                       1984                       1998
Cameron D. McKeel                            59                       1996                       1999
Bruce D. Murry                               59                       1994                       1999
Lula Sue Silliman                            71                       1962                       1999
Carl E. Parker, Jr.                          51                       1981                       2000
Roy Wayne Moseley                            62                       1990                       2000

-----------
(1) Each director of the Company is also a member of the Board of Directors of the Bank. All individuals were initially appointed as a director of the Company in 1996 in connection with the Company's incorporation.

      Set forth below is information regarding the Company's directors. Unless otherwise stated, all directors have held the positions indicated for at least the past five years.

      VIDA H. LAMPKIN has served as Chairman of the Board, President and Chief Executive Officer of the Company since December 1996 and has been the Chairman of the Board, President and Chief Executive Officer of the Bank since January 1990. Mrs. Lampkin is currently a Board member of the Arkansas League of Savings Institutions, a member of the Arkansas Community of Excellence Committee for Camden, a member of the Joint Council for Economic Development, and was president of the Camden Chamber of Commerce in 1996.

      CLIFFORD STEELMAN retired from the Camden Kraft Packaging Plant, International Paper, Camden, Arkansas, in 1997 after having been employed there since 1968. Mr. Steelman is currently serving on the Employers Advisory Committee for the Arkansas Employment Security Division and is a member of the Board of Directors of the Camden Fairview School District.

      CAMERON D. MCKEEL has served as Vice President of the Company since December 1996 and as Executive Vice President of the Bank since May 1996. Mr. McKeel was named as Executive Vice President of the Company in November 1997. Prior to joining the Bank, Mr. McKeel was Executive Vice President of Arkansas State Bank in Clarksville, Arkansas. He is a member of the Camden Lions Club and President of the Ouachita Area United Way.

      BRUCE D. MURRY is owner of Bruce's, Inc., a retail establishment, located in Camden, Arkansas. He was president of the Camden Chamber of Commerce in 1995 and is a member of the Board of Deacons of First Assembly of God Church of Camden. Mr. Murry is a current member and a past president of the Camden Lions Club.

      LULA SUE SILLIMAN served as partner and office manager of the Silliman Insurance Agency, Inc. from 1949 until her retirement in 1970.

      CARL E. PARKER, JR. has been General Manager of Camden Monument Co. from 1970 to the present. He is a member of the Camden, Arkansas Rotary Club and Chamber of Commerce.

      ROY WAYNE MOSELEY was the owner of Wayne's Greenhouse, a wholesale flower production business, in Fordyce, Arkansas from 1960 until his retirement in 1998. Mr. Moseley serves as the Fordyce, Arkansas Fire Chief.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

      The following table sets forth information regarding the executive officer of the Company who does not serve on the Board of Directors.


                                           AGE AT
                                          JUNE 30,
      NAME                                  1998             TITLE
      ----                                --------           -----
      William C. Lyon                        57              Senior Vice President of the
                                                             Company; Senior Vice President and
                                                             Chief Lending Officer of the Bank


      The following paragraph sets forth information regarding the principal occupation of the executive officer designated above.

      WILLIAM C. LYON has served as Vice President of the Company since December 1996 and has been Senior Vice President and Chief Lending Officer of the Bank since May 1996. Mr. Lyon was named Senior Vice President of the Company in November 1997. From January 1994 to May 1996, Mr. Lyon was a self-employed banking consultant and from 1991 to 1994 he served as Senior Vice President of American National Bank and Trust Co. in Shawnee, Oklahoma. Mr. Lyon is President-elect of the Camden Area Chamber of Commerce and serves on various Chamber of Commerce committees.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Pursuant to regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's officers, directors and persons who own more than 10 percent of the outstanding Common Stock ("Reporting Persons") are required to file reports detailing their ownership and changes of ownership in such Common Stock (collectively, "Reports"), and to furnish the Company with copies of all such Reports. Based solely on its review of the copies of such Reports or written representations that no such Reports were necessary that the Company received during the past fiscal year or with respect to the last fiscal year, management believes that during the fiscal year ended June 30, 1998, all of the Reporting Persons complied with these reporting requirements.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth the cash and noncash compensation for each of the three fiscal years ended June 30, 1998 awarded to or earned by the Company's Chief Executive Officer for services rendered in all capacities to the Company and its subsidiaries.



                                                                               LONG-TERM
                                                                          COMPENSATION AWARDS
                                                                      --------------------------
                                             ANNUAL COMPENSATION      RESTRICTED      SECURITIES
                                 FISCAL      -------------------        STOCK         UNDERLYING       ALL OTHER
NAME                              YEAR        SALARY      BONUS       AWARDS(1)        OPTIONS       COMPENSATION
----                             ------      --------    -------      ---------       ----------     ------------
Vida H. Lampkin                   1998       $ 94,500    $     --     $ 211,584       50,784 (2)     $ 46,252 (3)
                                  1997         90,000          --            --           --           18,060
                                  1996         76,000         905            --           --           15,763

----------
(1) Value shown in the table is based on the closing price of the Common Stock of $16.00 as quoted by the Nasdaq National Market on the date of grant, May 1, 1998. 3,306 shares of restricted Common Stock awarded under the MRP are currently vested. An additional 9,918 shares will vest annually over three years. As of June 30, 1998, based on the closing sale price of the Common Stock of $10.25 as reported on the Nasdaq National Market, the aggregate value of the 9,918 shares of restricted Common Stock held by Ms. Lampkin was $101,660. In addition, at June 30, 1998, the Company's MRP Trust held $165 in cash representing accrued dividends for the benefit of Ms. Lampkin. In the event the Company pays dividends with respect to its Common Stock, when shares of restricted stock vest and/or are distributed, the holder will be entitled to receive any cash dividends and a number of shares of Common Stock equal to any stock dividends, declared and paid, with respect to a share of restricted Common Stock between the date the restricted stock was awarded and the date the restricted stock is distributed, plus interest on cash dividends, provided that dividends paid with respect to unvested restricted stock must be repaid to the Company in the event the restricted stock is forfeited prior to vesting.

(2) 12,696 of the shares underlying these stock options are immediately exercisable. Over the next three years options to purchase 38,088 shares will vest annually on May 1 of each year.

(3) For fiscal 1998, includes director fees ($12,000), life, health, dental and disability insurance ($4,105) and the value of shares allocated under the ESOP ($30,147); does not include indirect compensation in the form of certain perquisites and other personal benefits which did not exceed 10% of salary and bonus.

      Option Grants in Last Fiscal Year. The following table contains information concerning the grant of stock options under the Company's Stock Option Plan to the Company's Chief Executive Officer during fiscal 1998.



                                     INDIVIDUAL GRANTS                               POTENTIAL REALIZABLE
                     ----------------------------------------------------------      VALUE AT ASSUMED
                     NUMBER OF        % OF TOTAL                                     ANNUAL RATES OF STOCK
                     SECURITIES        OPTIONS                                       PRICE APPRECIATION
                     UNDERLYING       GRANTED TO       EXERCISE                       FOR OPTION TERM
                     OPTIONS         EMPLOYEES IN      OR BASE       EXPIRATION       ---------------
NAME                 GRANTED(1)      FISCAL YEAR        PRICE           DATE           5%        10%
----                 ----------      ------------       -----        ----------       ----      -----
Vida H. Lampkin      50,784                 25%        $16.00         5/01/08         $510,887  $1,294,992


----------
(1) Mrs. Lampkin's option to purchase 50,784 shares, granted on May 1, 1998, is immediately exercisable for 25% of the underlying shares and becomes exercisable for another 25% of the shares over each of the next three years. To the extent not already exercisable, the options generally become immediately exercisable in the event of a change in control of the Company.

      Year-End Option/SAR Values. The following table sets forth information concerning the number and potential realizable value at the end of the fiscal year of options held by the Chief Executive Officer. Mrs. Lampkin did not exercise any options during fiscal year 1998.


                                    NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                  UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS/SARS
                          OPTIONS/SARS AT FISCAL YEAR-END         AT FISCAL YEAR-END(1)
                          -------------------------------      ---------------------------
NAME                      EXERCISABLE       UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE
----                      -----------       -------------      -----------   -------------
Vida H. Lampkin             12,696             38,088           $       --    $        --

----------
(1) The closing sale price of the Common Stock on that date as reported on the Nasdaq National Market ($10.25 per share) was below the exercise price of the options of $16.00 per share.

      EMPLOYMENT AGREEMENTS. The Company and the Bank maintain separate employment agreements (the "Employment Agreements") with Vida H. Lampkin, President and Chief Executive Officer of the Bank and the Company (the "Employee"). In such capacities, the Employee is responsible for overseeing all operations of the Bank and the Company, and for implementing the policies adopted by the Board of Directors. Such Boards believe that the Employment Agreements assure fair treatment of the Employee in relation to her career with the Company and the Bank by assuring her of some financial security.

      The Employment Agreements became effective on the date of their execution and provide for terms of three years and an annual base salary of $90,000. On each anniversary date of the Employment Agreements' effective date (the "Effective Date"), the term of employment will be extended for an additional one-year period beyond the then effective expiration date, upon a determination by the Board of Directors that the performance of the Employee has met the required performance standards and that such Employment Agreements should be extended. The Employment Agreements provide the Employee with a salary review by the Boards of Directors not less often than annually, as well as with inclusion in any discretionary bonus plans, retirement and medical plans, customary fringe benefits, vacation and sick leave. The Employment Agreements will terminate upon the Employee's death, may terminate upon the Employee's disability and are terminable by the Bank for "just cause" (as defined in the Employment Agreements). In the event of termination for "just cause," no severance benefits are available. In the event of (i) the Employee's involuntary termination of employment for any reason other than "just cause" or (ii) the Employee's voluntary termination within 90 days of the occurrence of a "good reason" (as defined in the Employment Agreements), the Employee will be entitled to receive
(a) her salary up to the Employment Agreements' expiration date (the "Expiration Date") plus an additional 12-month salary, (b) a put option requiring the Bank or the Company to purchase Common Stock held by the Employee to the extent that it is not readily tradeable on an established securities market, and (c), at the Employee's election, either cash in an amount equal to the cost of benefits the Employee would have been eligible to participate in through the Expiration Date or continued participation in the benefits plans through the Expiration Date. If the Employment Agreements are terminated due to the Employee's "disability" (as defined in the Employment Agreements), the Employee will be entitled to a continuation of her salary and benefits through the date of such termination, including any period prior to the establishment of the Employee's disability. In the event of the Employee's death during the term of the Employment Agreements, her estate will be entitled to receive her salary through the last day of the calendar month in which the Employee's death occurred. The Employee is able to voluntarily terminate her Employment Agreements by providing 90 days' written notice to the Boards of Directors of the Bank and the Company, in which case the Employee is entitled to receive only her compensation, vested rights and benefits up to the date of termination.

      In the event of (i) a "change in control," or (ii) the Employee's termination for a reason other than just cause during the "protected period (as defined in the Employment Agreements)," the Employee will be paid within 10 days following the later to occur of such events an amount equal to the difference between (i) 2.99 times her "base amount," as defined in Section 280G(b)(3) of the Internal Revenue Code, and (ii) the sum of any other parachute payments, as defined under Section 280G(b)(2) of the Internal Revenue Code, that the Employee receives on account of the change in control. "Change in control" generally refers to (i) the acquisition, by any person or entity, of the ownership or power to vote more than 25% of the Bank's or Company's voting stock, (ii) the transfer by the Bank of substantially all of its assets to a corporation which is not an "affiliate" (as defined in the Employment Agreements), (iii) a sale by the Bank or the Company of substantially all the assets of an affiliate which accounts for 50% or more of the controlled group's assets immediately prior to such sale, (iv) the replacement of a majority of the existing board of directors by the Bank or the Company in connection with an initial public offering, tender offer, merger, exchange offer, business combination, sale of assets or contested election, or (v) a merger of the Bank or the Company which results in less than seventy percent (70%) of the outstanding voting securities of the resulting corporation being owned by former stockholders of the Company or the Bank. The Employment Agreements provide that within 10 business days of a change in control, the Bank shall fund, or cause to be funded, a trust in the amount of 2.99 times the Employee's base amount, that will be used to pay the Employee amounts owed to her. The aggregate payments that would be made to Mrs. Lampkin, assuming her termination of employment under the foregoing circumstances at June 30, 1998, would have been approximately $245,727. These provisions may have an anti-takeover effect by making it more expensive for a potential acquiror to obtain control of the Company. In the event that the Employee prevails over the Company and the Bank in a legal dispute as to the Employment Agreements, she will be reimbursed for her legal and other expenses.

DIRECTOR COMPENSATION

      General. Directors receive fees of $1,000 per month. This fee includes any committee meeting(s), as well as service on the board of directors of one or more subsidiaries of the Company. For fiscal 1998, directors' fees totaled $84,000. In addition, directors are eligible to receive awards under the Company's Stock Option Plan and Management Recognition Plan. During the year ended June 30, 1998, Directors Lampkin, McKeel, Moseley, Murry, Parker, Silliman and Steelman received options to purchase 50,784, 47,612, 15,872, 15,872, 15,872, 15,872 and 15,872 shares of Common Stock, respectively, at an exercise price of $16.00 per share. Such options become exercisable at the rate of 25% per year, with the first 25% having become exercisable on May 1, 1998, the date of grant. In addition, Directors Lampkin, McKeel, Moseley, Murry, Parker, Silliman and Steelman received awards of 13,224, 10,580, 2,644, 2,644, 2,644, 2,644 and 2,644 shares, respectively, of restricted Common Stock. Such awards vest at the rate of 25% annually, with the first 25% having vested on May 1, 1998, the date of grant.

      Directors' Retirement Plan. The Bank's Board of Directors adopted a directors' retirement plan, effective June 13, 1996, for directors who are or were members of the Board of Directors at any time on or after the plan's effective date, provided that an employee who becomes a director after June 30, 1996 will not become a participant unless the Board of Directors adopts a specific resolution to that effect. On the effective date, (1) the account of each participant who was a director on the effective date (other than Directors Lampkin and McKeel) was credited with an amount of $1,900 for each full year of service as a director; (2) the account of Director Lampkin was credited with an amount projected to provide her with an annual retirement benefit, commencing at age 65 and continuing for her lifetime, in an amount equal to the difference between (i) 70% of her projected annual rate of pay at retirement, and (ii) the annuity value of her accrued benefits under the Bank's tax-qualified retirement plans plus her annual social security benefit at age 65; and (3) the account of Director McKeel was credited with an amount projected to provide him with an annual retirement benefit, commencing at age 65 and continuing for a period of ten years, in an amount equal to the difference between (i) 40% of his projected annual rate of pay at retirement, and (ii) the annuity value of his accrued benefits under the Bank's tax-qualified retirement plans plus his annual social security benefit at age 65.

      On the first day of each calendar month after the effective date, each participant who is a director on said date, with the exception of Directors Lampkin and McKeel, will have his or her account credited with an amount equal to the product of $158.33 and the Safe Performance Factor for the preceding fiscal year. The Safe Performance Factor is determined annually based on the Bank's return on equity, non-performing asset ratio, and regulatory composite rating for the year as compared to targets set for the fiscal year. In addition, each participant's account will be credited with a rate of return, on any vested amounts previously credited, equal to any appreciation or depreciation determined according to the participant's election. Amounts credited to the accounts of participants other than Directors Lampkin and McKeel will be fully vested at all times. The amounts credited to Director Lampkin and Director McKeel will become vested at the rate of 1.18% for each full month of service as a director, starting with 15% vested interest on January 1, 1996, and becoming fully vested after 72 or more months of service after January 1, 1996.

      Upon a non-employee director's termination of service on the Board due to death, disability, or mandatory retirement due to age restrictions, the director's account will be credited with an amount equal to the difference between $38,000 and the amount previously credited to her or his account, exclusive of investment returns. In the event of Director Lampkin's or Director McKeel's disability or death prior to her or his attainment of 50% vesting, the vested percentage on her or his account will be increased to 50%. If Director Lampkin's or Director McKeel's service on the Board is terminated for any reason other than "just cause" following a change in control, the vested percentage of her or his account will become 100%. Distribution of account balances will be made in cash, over a ten-year period, unless the participant elects to receive a lump sum or annual installments over a period of less than ten years. If a participant dies before receiving all benefits payable under the plan, distribution will be made to her or his beneficiary or, in the absence of a beneficiary, to her or his estate, in a lump sum, unless the participant has elected to have the distribution made in installments over a period of up to ten years. Benefits under the Directors' Plan are non-transferable. The Bank will pay all benefits in cash from its general assets, and has established a trust in order to hold assets with which to pay benefits. Trust assets will be subject to the claims of the Bank's general creditors. In the event a participant prevails over the Bank in a legal dispute as to the terms or interpretation of the Directors' Plan, he or she will be reimbursed for his or her legal and other expenses.

COMPENSATION COMMITTEE REPORT ON EMPLOYEE COMPENSATION

      The Compensation Committee of the Board of Directors consists of the non-employee directors, which for fiscal 1998 consisted of Directors Moseley, Murry, Parker, Silliman and Steelman. This committee reviews the performance of the executive officers of the Company and its subsidiaries and recommends employee compensation structures and amounts to the Board.

      The Compensation Committee's compensation philosophy for all employees, including executive officers, is to provide competitive levels of compensation, integrate employees' pay with the achievement of the Company's performance goals, reward exceptional corporate performance, recognize individual initiative and achievement and assist the Company in attracting and retaining qualified employees. The committee expressly endorses the position that equity ownership by employees is beneficial in aligning employees' and stockholders' interests in the enhancement of stockholder value.

      Salaries are determined by evaluating the responsibilities of each position and by reference to the competitive marketplace for qualified employees, including with respect to executive officers comparisons of salaries for comparable positions at comparable companies within the banking industry. Annual salary changes are determined by evaluating changes in compensation in the marketplace, the performance of the company and the responsibilities and performance of the employee.

      For fiscal 1998, the base salaries of the chief executive officer and other executive officers were established in accordance with the foregoing policies. The Compensation Committee reviewed proposed salaries for all bank employees, individually and in total, then reviewed each executive's salary history. Salaries for the executives were increased by percentages consistent with the percentage increase for all employees, maintaining the existing proportion of executive salaries to all salaries.

      The Committee believes that stock related award plans are an important element of compensation since they provide executives with incentives linked to the performance of the Common Stock. Accordingly, during fiscal 1998 the Committee recommended and the Board of Directors adopted the HCB Bancshares, Inc. 1998 Stock Option Plan

(the "Option Plan") and the HCB Bancshares, Inc. Management Recognition Plan (the "MRP"). These plans were approved by the Company's stockholders at a special meeting in May 1998. Upon the implementation of the Option Plan, directors, officers and employees were granted options to acquire 317,400 shares of the Common Stock, in the aggregate. These options were subject to vesting over a period of three or four years. The Committee believes that the Option Plan serves as a means of providing key employees with the opportunity to acquire a proprietary interest in the Company and links their interests with those of the Company's stockholders. In addition, upon the implementation of the MRP, directors, officers and employees were granted awards of 52,900 shares of the Common Stock, in the aggregate. These awards also were subject to vesting over a period of three or four years. The purpose of the MRP is to reward and retain personnel of experience and ability in key positions of responsibility by providing such employees with a proprietary interest in the Company as compensation for their past contributions to the Company and the Bank and as an incentive to make further contributions in the future.

                                             Roy Wayne Moseley
                                             Bruce D. Murry
                                             Carl E. Parker, Jr.
                                             Lula Sue Silliman
                                             Clifford Steelman

STOCK PERFORMANCE

      The following graph shows the cumulative total return on the Company's Common Stock from the commencement of trading on May 7, 1997 through June 30, 1998 compared with the cumulative total return of the CRSP Index for Nasdaq stocks of savings institutions (U.S. Companies, SIC 6030-39) (the "Industry Index") and the CRSP Index for the Nasdaq Stock Market (U.S. Companies, all
SICs) (the "Market Index") over the same period, as if $100 were invested on May 7, 1997 in the Company's Common Stock and each index. Total cumulative return on the Common Stock or the index equals the total increase in value since May 7, 1997, assuming reinvestment of all dividends paid. The shareholder returns shown on the performance graph are not necessarily indicative of the future performance of the Common Stock or of any particular index.

                       CUMULATIVE TOTAL SHAREHOLDER RETURN
                  COMPARED WITH PERFORMANCE OF SELECTED INDEXES
                        MAY 7, 1997 THROUGH JUNE 30, 1998

[Line graph appears here depicting the cumulative total return to shareholders of $100 invested in Common Stock as compared to the CRSP Index for Nasdaq stocks of savings institutions and the CRSP Index for the Nasdaq Stock Market. Line graph begins at May 7, 1997 and plots the cumulative total return at June 30, 1997 and June 30, 1998. Plot points are provided below.]


---------------------------------------------------------------------------------------------------------
                                       May 7, 1997          June 30, 1997          June 30, 1998
---------------------------------------------------------------------------------------------------------
HCB Bancshares, Inc.                       100                   102                    120.5
---------------------------------------------------------------------------------------------------------
Savings Institutions                       100                   113                    160.5
---------------------------------------------------------------------------------------------------------
Nasdaq Stock Market                        100                   109.2                  144.1
---------------------------------------------------------------------------------------------------------

      Effective February 2, 1999, the Company's Common Stock was delisted and ceased trading on the Nasdaq National Market. The last price prior to delisting was $9.375 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a) Security Ownership of Certain Beneficial Owners

      Persons and groups owning in excess of 5% of the Company's Common Stock are required to file certain reports regarding such ownership pursuant to the Exchange Act. The following table sets forth, at June 30, 1998, certain information as to the Common Stock believed by management to be beneficially owned by persons owning in excess of 5% of the Company's Common Stock.


                                                            Amount and             Percent of
                                                            Nature of              Shares of
 Name and Address                                           Beneficial            Common Stock
of Beneficial Owner                                        Ownership(1)           Outstanding
-------------------                                        ------------           -----------
HCB Bancshares, Inc.
Employee Stock Ownership Plan ("ESOP")
237 Jackson Street, S.W.
Camden, Arkansas 71701-0878                                169,280 (2)               6.4%

Friedman, Billings, Ramsey Group, Inc.
Friedman, Billings, Ramsey Group, Inc.
   Voting Trust
Eric F. Billings
Emanuel J. Friedman
W. Russell Ramsey
1001 19th Street North
Arlington, VA  22209-1710                                  175,252 (3)               6.6%

----------

(1) Includes all shares as to which the beneficial owner had sole or shared voting and/or investment power.

(2) Represents unallocated shares held in a suspense account for future allocation among participating employees as the loan used to purchase the shares is repaid; does not include 42,320 allocated shares. The ESOP trustee, First Commercial Trust Company, N.A., Little Rock, Arkansas, votes all allocated shares in accordance with instructions of the participants. Unallocated shares and shares for which no instructions have been received, if any, are voted by the ESOP trustee in the same ratio as participants direct the voting of allocated shares or, in the absence of such direction, as directed by the Company's Board of Directors.

(3) In their Schedule 13G, as amended, the reporting persons reported sole voting and dispositive power over the reported shares through the following subsidiaries: Friedman, Billings, Ramsey Investment Management, Inc., FBR Fund Advisors, Inc. and Friedman, Billings, Ramsey & Co., Inc.

      (b)    Security Ownership of Management

             The following table sets forth, as of December 31, 1998, the beneficial ownership of the Company's Common Stock by each of the Company's directors, the sole executive officer named in the Summary Compensation Table and by all directors and executive officers as a group.


                                                            Amount and             Percent of
                                                            Nature of              Shares of
                                                            Beneficial            Common Stock
Name of Beneficial Owner                                   Ownership(1)           Outstanding(2)
------------------------                                   ------------           --------------
Vida H. Lampkin                                             44,411                     1.7%
Cameron D. McKeel                                           25,834                     1.0
Roy Wayne Moseley                                           14,506                       *
Bruce D. Murry                                              10,551                       *
Carl E. Parker, Jr.                                         30,629                     1.2
Lula Sue Silliman                                           26,533                     1.0
Clifford Steelman                                           29,629                     1.1

All directors and executive officers,
 as a group (8 persons)                                    196,577 (3)                 7.3%

----------

(1) Includes all shares as to which the beneficial owner had sole or shared voting and/or investment power. Amounts shown include 12,696, 11,903, 3,968, 3,968, 3,968, 15,872, 3,968 and 67,452 shares which may be acquired by Directors Lampkin, McKeel, Moseley, Murry, Parker, Jr., Silliman, Steelman and all directors and executive officers as a group, respectively, upon the exercise of options exercisable within 60 days of December 31, 1998.
(2)   Based on 2,640,000 outstanding shares at December 31, 1998.
(3) Does not include unallocated shares held by the ESOP (see above) or shares held by Directors Moseley, Murry, Parker, Silliman and Steelman as trustees for the Company's Management Recognition Plan Trust, which shares are required to be voted in the same proportion as the unallocated shares under the ESOP or, in the absence thereof, as directed by the Company's Board of Directors.
*     Amount beneficially owned is less than 1% of the outstanding Common Stock.

      (c) Changes In Control

          The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Bank offers loans to its directors, officers and employees. These loans currently are made in the ordinary course of business with the same collateral, interest rates and underwriting criteria as those of comparable transactions prevailing at the time and do not involve more than the normal risk of collectibility or present other unfavorable features. At June 30, 1998, the Bank's loans to directors and executive officers totaled approximately $41,526.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

      (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

               Independent Auditors' Reports

               Consolidated Statements of Financial Condition as of June 30, 1998 and 1997

               Consolidated Statements of Operations for the years ended June 30, 1998, 1997 and 1996

               Consolidated Statements of Stockholders' Equity for the years ended June 30, 1998, 1997 and 1996

               Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996

               Notes to Consolidated Financial Statements for the years ended June 30, 1998, 1997 and 1996

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

        10.3(b)           Employment Agreements by and between HCB Bancshares, Inc. and Vida H. Lampkin and Cameron D. McKeel *+

        10.4(a)           Change-in-Control Protective Agreement between Heartland Community Bank and William C. Lyon *+

        10.4(b)           Change-in-Control Protective Agreement between HCB Bancshares, Inc. and William C. Lyon *+

        10.5              Heartland Community Bank Directors' Retirement Plan, as amended*+

        21                Subsidiaries

        23.1              Consent of Deloitte & Touche, LLP

        23.2              Consent of Miller, England & Company

        23.3              Consent of Gaunt & Co.

        27.1              Financial Data Schedule - June 30, 1998

        27.2              Financial Data Schedule - June 30, 1997

----------
* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-19093).
+     Management contract or compensatory plan or arrangement.

      (b) REPORTS ON FORM 8-K. On June 17, 1998, the Company filed a Current Report on Form 8-K reporting that the trustees of the trusts for its stock option plan and management recognition plan may elect to purchase within the next year up to 124,870 shares, or approximately 4.7%, of the outstanding common stock of the Company for the purpose of funding awards under the plans. Under the terms of the plans, purchases may be made through open market purchases of outstanding shares, which is expected, or privately negotiated purchases of outstanding shares, treasury shares or newly issued shares, which are not expected at this time.

      On June 25, 1998, the Company filed a Current Report on Form 8-K reporting under Item 4 that it had dismissed its independent accountant.

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

                                             HCB BANCSHARES, INC.

Date: February 23, 1999                      By: /s/ Vida H. Lampkin
                                                 ----------------------------------------
                                                 Vida H. Lampkin
                                                 Chairman of the Board, President and
                                                 Chief Executive Officer
                                                 (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By: /s/ Vida H. Lampkin                                          February 23, 1999
    -----------------------------------------------
    Vida H. Lampkin
    Chairman of the Board, President and Chief
    Executive Officer
    (Principal Executive Officer)

By: /s/ J. Marcie Ainsworth                                      February 23, 1999
    -----------------------------------------------
    J. Marcie Ainsworth
    Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)

By: /s/ Cameron D. McKeel                                        February 23, 1999
    -----------------------------------------------
    Cameron D. McKeel
    Director and Vice President


By: /s/ Roy Wayne Moseley                                        February 23, 1999
    -----------------------------------------------
    Roy Wayne Moseley
    Director


By: /s/ Bruce D. Murry                                           February 23, 1999
    -----------------------------------------------
    Bruce D. Murry
    Director


By: /s/ Carl E. Parker, Jr.                                      February 23, 1999
    -----------------------------------------------
    Carl E. Parker, Jr.
    Director


By: /s/ Lula Sue Silliman                                        February 23, 1999
    -----------------------------------------------
    Lula Sue Silliman
    Director

By: /s/ Clifford Steelman                                        February 23, 1999
    -----------------------------------------------
    Clifford Steelman
    Director