Form 10-K405/A
period 1998-06-30
HCB BANCSHARES INC
filed 1999-03-04
CIK 1029740

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------


                                 FORM 10-K/A


                              (Amendment No. 1)*


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

                       DOCUMENTS INCORPORATED BY REFERENCE

       The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

None.


* This Amendment No. 1 reflects a revised opinion of Miller, England & Company contained in Item 8 and a revised Exhibit 23.2, consent of Miller, England
& Company.

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


As discussed in Note 1, the consolidated financial statements referred to above have been restated.



/s/ MILLER, ENGLAND & COMPANY

Little Rock, Arkansas

September 5, 1997 (February 3, 1999, as to the effect of the restatement described in Note 1)

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


                                             HCB BANCSHARES, INC.

Date: March 2,1999                           By: /s/ Vida H. Lampkin
                                                 ----------------------------------------
                                                 Vida H. Lampkin
                                                 Chairman of the Board, President and
                                                 Chief Executive Officer
                                                 (Duly Authorized Representative)