Form 10-Q/A
period 1997-09-30
HCB BANCSHARES INC
filed 1999-07-16
CIK 1029740

                          FORM 10-Q/A
                     (Amendment No. 1)

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                -----------------------------------

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1997

               Commission File Number: No. 0-22423

                        HCB Bancshares, Inc.
     (Exact name of registrant as specified in its charter)


         Oklahoma                             62-1670792
-------------------------------           ------------------
(State of other jurisdiction of            (I.R.S. Employer
incorporation or organization)            Identification No.)


 237 Jackson Street, Camden, Arkansas                71701
---------------------------------------          --------------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:

 (870)836-6841
--------------

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

PART I. FINANCIAL INFORMATION
        ---------------------

Item 1. Financial Statements
----------------------------

               HCB BANCSHARES, INC. AND SUBSIDIARIES

    Condensed Consolidated Statements of Financial Condition
       September 30, 1997 (Unaudited) and June 30, 1997


                                                   September 30,        June 30,
 ASSETS                                               1997               1997
                                                   ------------       -----------
Cash on hand                                       $  1,287,715        1,057,943
Interest-bearing deposits                            14,675,405       18,273,882
Investment securities available for sale             18,339,853       17,260,383
Mortgage-backed securities
      Available for sale                             15,512,247       18,361,987
      Held to maturity (estimated market value of    37,471,436       36,493,086
       $39,028,601 and $36,194,353, respectively)
Stock in Federal Home Loan Bank                       1,250,700        1,246,500
Loans receivable (net of allowance of $1,497,696    102,252,265       98,642,635
  and $1,492,473, respectively)
Accrued interest receivable                           1,287,911        1,305,952
Foreclosed assets                                        36,192           36,179
Premises and equipment                                3,694,877        4,621,444
Goodwill                                              1,384,039        1,415,223
Prepaid expenses and other assets                     2,645,607        1,783,302
                                                    ------------    -------------
                                                    $199,838,247    200,498,516
                                                    ============    =============

See accompanying notes to condensed consolidated financial statements.

              HCB BANCSHARES, INC. AND SUBSIDIARIES
   Condensed Consolidated Statements of Financial Condition
        September 30, 1997 (Unaudited) and June 30, 1997


                                                     September 30,      June 30,
                                                        1997             1997
LIABILITIES AND STOCKHOLDERS' EQUITY                 ------------     -----------
Liabilities
  Deposits                                           $148,454,721     151,192,591
  Advances from borrowers for
  Taxes, insurance and other                              276,444         209,140
  Accrued interest payable                                358,923         410,477
  Borrowings from Federal Home Loan Bank               10,000,000      10,000,000
  Accrued expenses and other liabilities                2,547,744         755,456
                                                     ------------    ------------
     Total liabilities                                161,637,832     162,567,664
                                                     ------------    ------------

Stockholders' equity
  Common stock, $.01 par value; authorized
    10,000,000 share; issued and
    outstanding 2,645,000 shares                           26,450          26,450
  Additional paid-in capital                           25,727,576      25,775,523
  Note receivable from ESOP                            (1,937,420)     (1,990,320)
  Retained earnings                                    14,241,299      14,152,552
  Unrealized gain(loss) on securities
   available for sale, net                                142,510         (33,353)
                                                     ------------     ------------
     Total stockholders' equity                        38,200,415      37,930,852
                                                     ------------     ------------
                                                     $199,838,247     200,498,516
                                                     ============     ============

See accompanying notes to condensed consolidated financial statements.

              HCB BANCSHARES, INC. AND SUBSIDIARIES
        Condensed Consolidated Statements of Operations
     For the Three Months Ended September 30, 1997 and 1996
                           (Unaudited)


                                                        1997            1996
                                                    ------------    ------------
Interest income
  Loans                                             $2,113,234       1,836,067
  Investment securities                                335,963         114,854
  Mortgage-backed securities                           888,394         942,439
  Other interest income                                287,458         196,583
                                                    ----------      ----------
     Total interest income                           3,625,049       3,089,943
                                                    ----------      ----------
Interest expense
  Deposits                                           1,868,470       1,895,464
  Borrowings from Federal Home Loan Bank               156,362         155,935
  Other interest                                         7,000           1,973
                                                    ----------      ----------
     Total interest expense                          2,031,832       2,053,372
                                                    ----------      ----------
     Net interest income                             1,593,217       1,036,571
Provision for loan losses                               19,549         127,397
                                                    ----------      ----------
     Net interest income after
       provision for loan losses                     1,573,668         909,174
                                                    ----------      ----------
Noninterest income
  Service fees on deposits                              55,352          29,544
  Other service fees and commissions                    10,159           1,800
  Gains on sales of assets available for
    sale or held for sale                               15,107              --
  Gain(loss) on foreclosed                               1,351          (2,356)
  Insurance fees and commissions, net                    4,702           4,944
  Loan fees earned                                      50,652          25,358
  Other income, net                                     16,549          13,371
                                                    ----------      ----------
     Total noninterest income                          153,872          72,661
                                                    ----------      ----------

See accompanying notes to consolidated financial statements.

                 HCB BANCSHARES, INC. AND SUBSIDIARIES
          Condensed Consolidated Statements of Operations
        For the Three Months Ended September 30, 1997 and 1996
                              (Unaudited)


                                                        1997            1996
                                                    ------------    ------------
Noninterest expense
  Compensation, payroll taxes and
    fringe benefits                                    565,578        407,346
  Pension and 401(K) expense                           140,999         44,810
  Rent and other occupancy expense                     155,228         93,916
  Communication, postage, printing and
    office supplies                                     38,390         83,414
  Deposit and other insurance premiums                  39,810        982,796
  Advertising                                           36,492         38,908
  Expenses of officers, directors and
    employees, including directors' fees                56,115         22,367
  Data processing expense                               81,485         60,027
  Amortization of goodwill                              31,184         40,018
  Professional fees                                     56,731        139,032
  Foreclosed property expense                              936          2,356
  Other expenses                                        24,045          8,798
                                                    ----------     ----------
     Total noninterest expense                       1,226,993      1,923,788
                                                    ----------     ----------
Income (loss) before income tax
  expense (benefit)                                    500,547       (941,953)
Income tax expense(benefit)                            172,418       (360,674)
                                                    ----------      ----------
     Net income(loss)                               $  328,129       (581,279)
                                                    ----------      ----------
Earnings per common share                           $     0.13          N/A
                                                    ----------      ----------


See accompanying notes to consolidated financial statements.

               HCB BANCSHARES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                            (UNAUDITED)


                                                   Three Months Ended September 30,
                                                       1997                 1996
OPERATING ACTIVITIES:                               ----------           ----------
  Net income                                        $328,129             $(581,279)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation                                        75,329                43,102
  Amortization (accretion) of:
    Deferred loan origination fees                    15,633
    Goodwill                                          31,184                40,018
    Premiums and discounts on loans, net              (1,635)
    Premiums and discounts on investment
      securities, net                                 17,268                39,419
  Provision for loan loss                             19,549               127,397
  Net gain on sale of investment securities
    available for sale                               (15,107)
  Stock compensation expense                          40,453
  Gain on disposal of other assets, net                 (315)              (3,118)
  Change in accrued interest receivable               18,041             (116,050)
  Change in accrued interest payable                 (51,554)              22,878
  Change in other assets                            (862,305)            (302,502)
  Change in other liabilities                      1,792,288              724,815

    Net cash provided (used)
      by operating activities                   $  1,406,958           $   (5,320)

INVESTING ACTIVITIES:
Purchases of investment securities -
    available for sale                          $(11,038,886)        $(12,195,000)
  Purchases of Federal Home Loan Bank stock           (4,200)
  Purchases of premises and equipment               (933,929)          (1,185,949)
  Proceeds from sales of loans                       758,286
  Loan originations, net of repayments            (4,367,916)          (5,332,238)
  Principal payments on investment securities     13,549,197            3,431,700
  Proceeds from sales of foreclosed assets            12,351                3,215

    Net cash used by investing activities        $(2,025,097)        $(15,278,272)


(Continued)

             HCB BANCSHARES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                         (UNAUDITED)


                                                   Three Months Ended September 30,
                                                         1997              1996
FINANCING ACTIVITIES:                              ---------------    -------------
  Net decrease in deposits                          $ (2,737,870)      $ 1,253,493
  Net decrease in advance payments by borrowers
    for taxes and insurance                               67,304           42,144
  Repayment of note payable                              (80,000)
  Increase in other borrowings                                            400,000

    Net cash provided by financing activities       $(2,750,566)       $1,695,637

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                  $(3,368,705)     $(13,587,955)


CASH AND CASH EQUIVALENTS:
  Beginning of period                               $19,331,825      $17,291,882

  End of period                                     $15,963,120      $ 3,703,927



See accompanying notes to condensed consolidated financial statements.

                HCB BANCSHARES, INC AND SUBSIDIARIES

Notes to Condensed Consolidated (Unaudited) Financial Statements

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

Note 2 - Basis of Consolidation


The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q.
To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Bank's audit report for the year ended June 30, 1997, such information and footnotes have not been duplicated herein. All material intercompany balances and transactions have been eliminated in the consolidation. The unaudited statements reflect all adjustments, consisting of normal recurring accruals, which are in the opinion of management, necessary for fair presentation of the results of operations, changes in equity and cash flows for the three months periods ended September 31, 1997 and 1996. The statements of operations for the three-month periods ended September 30, 1997, are not necessarily indicative of the results which may be expected for the entire year.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1997 AND JUNE
30, 1997


     The Bank had total assets of $199.8 million and $200.5 million at September 30, 1997 and June 30, 1997, respectively. During the three month period ended September 30, 1997 the Bank experienced an increase in its loan portfolio from $98.6 million at June 30, 1997, to $102.3 million. This increase is due to the positive results realized from the implementation of the Bank's long term business plan for growth in its targeted markets of commercial, consumer and multi-family lending along with natural growth. During this same period, investment and mortgage-backed securities and other short-term interest-earning assets fluctuated between $90.4 million at June 30, 1997 and $86.0 million at September 30, 1997. Investment securities and other short-term interest-earning deposits tend to vary in conjunction with variations in savings activity. Additionally, the Bank expended approximately $965,000 to purchase computer and network equipment, furnishings and make improvements to existing facilities during the three month period ended September 30, 1997, to consummate management's planned growth projections.

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


     Equity amounted to $38.2 million at September 30, 1997, and to $37.9 million at June 30, 1997, respectively. The changes in equity were due solely to the Bank's net income earned for such periods and a $176,000 increased in the market value of investment securities and mortgage-backed securities available
for sale.   At June 30, 1997, the Bank's regulatory capital
substantially exceeded all applicable regulatory capital requirements. Regulatory capital levels at September 30, 1997 were not substantially different from those at June 30, 1997.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1997 AND 1996


     Net Income (Loss). Net income for the three months ended September 30, 1997 was $328,129 compared to a loss of $581,279 for the three months ended September 30, 1996. The changes were attributable to a non-recurring one time, special deposit insurance assessment of $889,000 and professional fees of $139,000, incurred in the quarter ended September 30, 1996, an increase in net interest income of $556,646 and an increase in noninterest income of $81,211 for the three months ended September 30, 1997, as compared to the three months ended September 30, 1996. Income tax expense for the three months ended September 30, 1997 compared to 1996 was a tax expense of $172,418 compared to a tax benefit of $360,674.


     Net Interest Income. Net interest income for the three months ended September 30, 1997 was $1.6 million, an increase of 53.7% when compared to net interest income of $1.0 million for the three months ended September 30, 1996. This increase was attributable to an increase in total interest income of $535,106 and a net decrease in total interest expense of $21,540. The net interest margin for the three months ended September 30, 1997 was 3.20% compared to 2.45% for the three months ended September 30, 1996. This increase in net interest income and net interest margin is due to an increase in the average volume of interest-earning assets, combined with a decrease in the average rate paid on interest-bearing liabilities. One cause for the increase in average interest-earning assets when comparing the three months ended September 30, 1997 to the three months ended September 30, 1996 was the formation of the holding company, the conversion of the Bank and sale of stock. The average volume of interest-earning assets increased from $166.0 million for the three months ended September 30, 1996 to $192.7 million for the three months ended September 30, 1997 which had the effect of increasing total interest income by $500,000. The average rate paid on interest-bearing liabilities decreased during the three months ended September 30, 1997 to 5.06% from 5.29% for the three months ended September 30, 1996. The decrease in the average rate on interest-bearing liabilities had the effect of decreasing total interest expense between the three months ended September 30, 1996 and the three months ended September 30, 1997 by approximately $90,000.


     The average yield on interest-earning assets remained relatively unchanged between the two periods, which is indicative of the fact that the Bank's interest-earning assets are not highly sensitive to the increases in market interest rates which occurred between the two periods. For the three months ended September 30, 1997, the average yield on interest-earning assets was 7.45%, compared to 7.51% for the three months ended September 30, 1996, which had the effect of increasing total interest income by $10,000. In addition, the average volume of interest-bearing liabilities increased by 2.8% reflecting an increase in deposits since the opening of two new branches in the current year.


     Provision for Loan Losses. During the year ended June 30, 1997, the Bank's management initiated an extensive internal loan review of all loan files both of the parent and subsidiary. The review resulted in the adoption of more conservative loan loss allowance standards than had been used in the past. This new policy on allowance for loan losses was deemed prudent in establishing credit underwriting standards for future expected lending areas, such as commercial real estate, business and consumer loans, which inherently have more risk. Management made a provision for loan losses in the three months ended September 30, 1997 of $19,549, compared to a provision for loan loss of $127,397 in the three months ended September 30, 1996. The allowance for loan losses, after this provision, of $1.5 million, represented 1.44 % of outstanding loans at September 30, 1997. Nonperforming loans as of
September 30, 1997 and 1996, as a percent of total loans, remained below 1.0%.

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


     Noninterest Income. Noninterest income is comprised primarily of insurance commissions from sales of credit life insurance, banking service charges, loan origination and commitment fees earned and gains on sales of investment and mortgage-backed securities. Noninterest income for the three months ended September 30, 1997, was $153,872, compared to $72,661 for the three months ended September 30, 1996. This represents an increase of $81,211. This increase is due primarily to increases in loan fees earned as a result of increased lending activities and new fee earning banking services offered by the Bank to its deposit customers. In light of the increasingly competitive markets for deposits and loans, management has recently shifted the Bank's deposit taking and loan origination activities to reflect, among other things, the importance of offering valued customer services that generate additional fee income, and it is expected that management will continue this trend for the foreseeable future.


     Noninterest Expense. The major components of noninterest expense are compensation and benefits paid to the Bank's employees and directors, occupancy expense for ownership and maintenance of the Bank's building and furniture and equipment, communications, costs and office supplies and postage. Total noninterest expense for the three months ended September 30, 1997 was $1.2 million, compared to $1.9 million for the three months ended September 30, 1996. The decrease was largely due to a one-time, special assessment by the FDIC to replenish the Savings Association Insurance Fund ("SAIF") depleted by prior years' losses in the thrift industry. During the years in which thrifts as an industry suffered many publicized and non-publicized "bailouts" by the SAIF, and its predecessor, the Federal Savings and Loan Insurance Corporation, the deposit insurance fund for the thrift industry was severely depleted. After several years of debate Congress with the assistance of the FDIC, which administers the SAIF, consummated a plan of action to replenish the SAIF to a level of coverage required by statute (the designated reserve ratio of 1.25% of insured deposits) for the remaining covered deposits. The plan of remedy included a one time assessment to each thrift institution based on capital levels and deposits, among other factors. This one-time special assessment was recognized by the Bank in the three months ended September 30, 1996, in the amount of $889,000 and was expensed in the same period. This assessment was paid November 27, 1996. The effective deposit insurance rate prior to the assessment was .23% compared to a rate of .065% after the assessment. The second largest component of noninterest expense for the three months ended September 30, 1997 was compensation expense, including director and officer retirement plans and other benefits, which totaled $706,577, compared to $452,000 for the three months ended September 30, 1996. This increase was attributable to increases in salary expense associated with the addition of staff for future growth, the acquisition of the subsidiary savings bank and increased directors fees due to additional time incurred by the Board in evaluating and working
on various strategic plans for the Bank.   During the three
months ended September 30, 1996, amounts were incurred to facilitate the name change of the Bank to HEARTLAND Community Bank. In addition, fees were incurred for personnel placement services to attract key personnel for hire, a computer consul-tant was engaged to evaluate operating systems and further growth needs, and marketing consultants were approached for market strategies and implementation. These expense categories decreased approximately $50,000 during the three months ended September 30, 1997 compared with the same period in 1996. Overall, noninterest expense increased for the three month period ended September 30, 1997, compared to the three month-period ended September 30, 1996, by approximately $192,000, exclusive of the FDIC one time, special assessment.



     Included in noninterest expenses for the three months ended September 30, 1997 was a charge for the amortization of goodwill of $31,184, which resulted from the acquisition of the subsidiary bank during the year ended June 30, 1996. The amortization will be $162,200 per year over a ten year period, subsequent to June 30, 1997, and is not expected to have a material effect on the future earnings of the Bank.

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


     Income Taxes. The effective income tax rate for the Bank for the three months ended September 30, 1997 and 1996 was 38.3% which includes federal and Arkansas tax components. A tax benefit of $360,674 for 1996 and an expense of $172,418 for 1997 was recognized, resulting in an increase in taxes of $533,092.


SOURCES OF CAPITAL AND LIQUIDITY

     The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations. This requirement which may be varied at the discretion of the OTS depending on economic conditions and deposit outflows, is based upon a percentage of deposits and short term borrowings. Current OTS regulations require that a savings association maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. At September 30, 1997, the Bank's liquidity, as measured for regulatory purposes, was 20.1%, or $25.4 million in excess of the minimum OTS liquidity requirement of 5%, and 10.0% or $13.3 million in excess of the OTS short term liquidity requirement of 1%. Management of the Bank seeks to maintain a relatively high level of liquidity in order to retain flexi-bility in terms of investment opportunities and deposit pricing and in order to meet funding needs of loan commitments. Historically, the Bank has been able to meet its liquidity demands through internal sources of funding supplemented from time to time by advances from the FHLB of Dallas.

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

                           HCB BANCSHARES, INC.
                           Registrant



Date: July 16, 1999       By: /s/ Vida H. Lampkin
                              ----------------------------------
                               Vida H. Lampkin
                               Chairman, President and
                               Chief Executive Officer