Form 10-Q/A
period 1997-12-31
HCB BANCSHARES INC
filed 1999-07-16
CIK 1029740

                        FORM 10-Q/A

                     (Amendment No. 2)

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
        -----------------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                HCB BANCSHARES, INC. SUBSIDIARIES
      Condensed Consolidated Statements of Financial Condition
           December 31, 1997 and June 30, 1997 (Unaudited)


                                                       December 31,      June 30,
                                                        1997             1997
ASSETS:                                              ------------     -----------
Cash on hand                                        $   1,254,749      1,057,943
Interest-bearing deposits                              13,275,222     18,273,882
Investment securities available for sale               18,058,109     17,260,383
Mortgage-backed securities
      Available for sale                               24,862,402     18,361,987
      Held to maturity (estimated market value of      31,870,684     36,493,086
       $39,028,601 and $36,194,353, respectively)
Stock in Federal Home Loan Bank                         1,269,500      1,246,500
Loans receivable (net of allowance of $1,502,149      104,515,970     98,642,635
  and $1,492,473, respectively)
Accrued interest receivable                             1,476,726      1,305,952
Foreclosed assets                                           7,063         36,179
Premises and equipment                                  4,026,170      4,621,444
Goodwill                                                1,334,131      1,415,223
Prepaid expenses and other assets                       2,993,710      1,783,302
                                                     ------------    -----------
         Total assets                                $204,944,436    200,498,516
                                                     ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Deposits                                           $148,457,790    151,192,591
  Advances from borrowers for
    taxes, insurance and other                            254,272        209,140
  Borrowings from Federal Home Loan Bank               16,109,072     10,000,000
  Accrued interest payable                                353,096        410,477
  Accrued expenses and other liabilities                1,582,063        755,456
                                                     ------------   ------------
         Total liabilities                            166,756,293    162,567,664
                                                     ------------   ------------
Stockholders' equity
  Common stock, $.01 par value; authorized
    10,000,000 share; issued and
    outstanding 2,645,000 shares                           26,450         26,450
  Additional paid-in capital                           25,727,576     25,775,523
  Note receivable from ESOP                            (1,884,520)    (1,990,320)
  Retained earnings                                    14,174,757     14,152,552
  Unrealized gain(loss) on securities
    available for sale, net                              143,880        (33,353)
                                                     ------------    -----------
         Total stockholders' equity                    38,188,143     37,930,852
                                                     ------------    -----------
                                                     $204,944,436    200,498,516
                                                     ============    ===========

See accompanying notes to condensed consolidated financial statements.

                HCB BANCSHARES, INC. AND SUBSIDIARIES
          Condensed Consolidated Statements of Operations
            For the Three Months and Six Months Ended
              December 31, 1997 and 1996 (Unaudited)


                                      Three Months Ended      Six Months Ended
                                          December 31,           December 31,
                                     --------------------    -------------------
                                       1997         1996       1997        1996
                                     -------     --------    -------     -------
Interest income
  Loans                            $2,091,096   2,033,513  4,204,330   3,869,580
  Investment securities               312,472     277,711    648,435     392,565
  Mortgage-backed securities          857,442     894,843  1,745,836   1,837,282
  Other interest income               285,661      66,643    573,119     263,226
                                   ----------   ---------  ---------   ---------
     Total interest income          3,546,671   3,272,710  7,171,720   6,362,653
                                   ----------   ---------  ---------   ---------
Interest expense
  Deposits                          1,842,660   1,862,530  3,711,130   3,757,994
  Borrowings from FHLB                196,916     173,991    353,278     329,926
  Other interest                        6,000       8,027     13,000      10,000
                                   ----------   ---------  ---------   ---------
     Total interest expense         2,045,576   2,044,548  4,077,408   4,097,920
                                   ----------   ---------  ---------   ---------
     Net interest income            1,501,095   1,228,162  3,094,312   2,264,733
Provision for loan losses               4,451      15,927     24,000     143,324
                                   ----------   ---------  ---------   ---------
     Net interest income after
         provision for loan losses  1,496,644   1,212,235  3,070,312   2,121,409
                                   ----------   ---------  ---------   ---------
Noninterest income
  Service fees on deposits             71,669      59,547    127,021      89,091
  Other service fees and
    commissions                         6,571       2,132     16,730       3,932
  Gains on sales of assets
    available for sale or held
    for sale                           11,823       1,310     26,930       1,310
  Gain on foreclosed assets,
    net                                11,086       4,856     12,437       2,500
  Loan fees earned                     43,966      41,569     94,618      66,927
      Other income, net                39,813      40,119     61,064      58,434
                                   ----------   ---------  ---------   ---------
     Total noninterest income         184,928     149,533    338,800     222,194
                                   ----------   ---------  ---------   ---------

See accompanying notes to condensed consolidated financial statements.

                HCB BANCSHARES, INC. AND SUBSIDIARIES
          Condensed Consolidated Statements of Operations
              For the Three Months and Six Months Ended
               December 31, 1997 and 1996 (Unaudited)

                                      Three Months Ended      Six Months Ended
                                          December 31,           December 31,
                                     --------------------    -------------------
                                      1997        1996         1997        1996
                                     -------     --------    -------     -------
Noninterest expense
  Compensation, payroll taxes and
    fringe benefits                 $ 730,005     553,423    1,436,582  1,026,604
  Occupancy and equipment             155,228     101,838      310,456    195,754
  Communication, postage, printing
     and office supplies              114,612      80,514      153,002    163,928
  Deposit and other insurance
     premiums                          41,205      95,211       81,015  1,078,007
  Advertising                          43,810      89,124       80,302    128,032
  Expenses of officers, directors
    and employees, including
    directors' fees                    67,325      58,663      123,440     81,030
  Data processing expense             103,773     101,703      185,258    161,730
  Professional fees                   135,965      90,331      192,696    208,338
  Other expenses                       75,215     180,694      131,380    231,866
                                   ----------   ---------    ---------  ---------
     Total noninterest expense      1,467,138   1,351,501    2,694,131  3,275,289
                                   ----------   ---------    ---------  ---------
     Income (loss) before income
        tax expense (benefit)         214,434      10,267      714,981   (931,686)
Income tax expense(benefit)            73,286     (31,176)     245,704   (391,850)
                                    ---------    ---------    ---------  ---------
     Net income(loss)               $ 141,148      41,443      469,277   (539,836)
                                    =========    =========    =========  =========
Earnings per common share           $    0.06         N/A     $   0.19        N/A
                                    =========   ==========    =========  =========


See accompanying notes to condensed consolidated financial statements.

                 HCB BANCSHARES, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Cash Flows
             For the Three Months and Six Months Ended
              December 31, 1997 and 1996 (Unaudited)



                                       Three Months Ended      Six Months Ended
                                           December 31,           December 31,
                                       -------------------     -------------------
                                        1997         1996       1997         1996
                                       -------     --------    -------     -------
Cash flows from operating
    activities
Net income(loss)                       $141,148     41,443     469,277     (539,836)

Adjustments to reconcile net
   income to cash provided by
    operating activities:
  Depreciation                           71,782     46,905     147,111       90,007
  Amortization (accretion) of
    Deferred loan origination fees       (5,824)    18,993       9,809       18,993
    Goodwill                             49,908     40,019      81,092       80,037
    Premiums and discounts on loans      (1,634)      (531)     (3,269)        (531)
    Premiums and discounts on
      mortgage-backed securities and
      investment securities              81,704     47,217      98,972       86,636
  Deferred income taxes                      --    (35,414)         --      (35,414)
  Provision for loan losses               4,451     15,927      24,000      143,324
  Provision for loss on foreclosed
    assets                                   --     15,247          --       15,247
  Stock compensation expense             40,453         --      80,906           --
  (Gain) loss on disposition of
    other assets                        (13,647)     6,236     (13,962)       3,118
  Net (gain) loss on sale of assets
    held for sale or available
    for sale                            (26,930)        --     (26,930)          --
  Increase in accrued  interest
    receivable                         (188,815)   (59,077)   (170,774)    (175,127)
  Change in other assets                348,103    304,001  (1,210,408)       1,499
  Decrease in accrued
    interest payable                     (5,827)   (26,703)    (57,381)      (3,825)
  Increase (decrease) in other
    liabilities                        (965,681)  (966,070)    826,607     (241,255)
  Increase in prepaid income taxes           --   (400,734)         --     (400,734)
                                     ---------- ----------  ----------   ----------
        Net cash provided (used)
           by operating activities   (1,167,015)  (952,541)    255,050    (957,861)

Cash flows from investing
    activities:
  Net change in loans               ( 3,632,225)(6,844,198) (8,005,364) (12,176,436)
  Purchase of loans                          -- (1,304,560)         --   (1,304,560)
  Proceeds from sales of loans        1,364,067  1,410,336   2,122,353    1,410,336
  Purchases of investment securities
    available for sale              (10,779,062)(5,013,700)(21,817,948) (17,208,700)

  Principal payments on investment
    securities and mortgage-backed
    and related securities            7,045,170 11,814,337  20,584,483   15,246,037


See accompanying notes to condensed consolidated financial statements

                HCB BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows
              For the Three Months and Six Months Ended
                December 31, 1997 and 1996 (Unaudited)



                                       Three Months Ended      Six Months Ended
                                           December 31,           December 31,
                                       -------------------     -------------------
                                        1997         1996       1997         1996
                                       -------     --------    -------     -------

  Purchase of stock in FHLB           $(18,800)         --      (23,000)         --
  Purchases of property
    and equipment                     (294,815)   (269,367)  (1,228,744) (1,455,316)
  Proceeds from sale of
    foreclosed assets                  108,693          --      121,044          --
  Proceeds from sale of
    other assets                         1,525          --        1,525       3,215
  Dividends paid                      (132,250)         --     (132,250)         --
                                    ----------  ----------   ---------- -----------
      Net cash used by investing
        activities                  (6,337,697)   (207,152)  (8,377,901)(15,485,424)
                                    ----------  ----------   ---------- -----------

Cash flows from financing activities:
  Net increase (decrease) in deposits    3,069   4,093,207   (2,734,801)  5,346,700
  Increase (decrease) in advance
    payments by borrowers for taxes
    and insurance                      (40,578)    (42,144)      26,726          --
  Net borrowings from FHLB           6,109,072          --    6,109,072          --
  Increase (decrease) in
    other borrowings                       --           --     (80,000)    400,000
                                    ----------  ----------   ---------- -----------
      Net cash provided by
         Financing activities        6,071,563   4,051,063    3,320,997   5,746,700

Net increase(decrease) in cash      1,433,149)  2,891,370   (4,801,854)(10,696,585)

Cash and due from banks,
    beginning of period            15,963,120   3,703,927   19,331,825  17,291,882
                                  -----------  ----------   ---------- -----------
Cash and due from banks,
    end of period                 $14,529,971   6,595,297   14,529,971   6,595,297
                                  ===========  ==========   ========== ===========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
  Cash paid during the period
      for interest                $ 2,037,659   2,087,330    4,134,789   4,101,745
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

Note 4 - Sale of Subsidiary

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

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations
----------------------------------------------------------------

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1997 AND JUNE
30, 1997

        The Company had total assets of $204.9 million and $200.5 million at December 31, 1997 and June 30, 1997, respectively. During the six-month period ended December 31, 1997, the Bank experienced an increase in its loan portfolio from $98.6 million at June 30, 1997, to $104.5 million. This increase is due to the positive results realized from the implementation of the Bank's long-term business plan for growth in its targeted markets of commercial, consumer and multi-family lending along with natural growth. During this same period, investment and mortgage-backed securities and other short-term interest-earning assets fluctuated between $90.4 million at June 30, 1997 and $88.1 million at December 31, 1997. Investment securities and other short-term interest-earning deposits tend to vary in conjunction with variations in savings activity. Additionally, the Bank expended approximately $1.2 million to purchase computer and network equipment, furnishings and make improvements to existing facilities during the six-month period ended December 31, 1997, to consummate management's planned growth projections.

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

        Equity amounted to $38.2 million at December 31, 1997, and $37.9 million at June 30, 1997. The changes in equity were due primarily to the Bank's net income earned, and changes in unrealized gain on securities available for sale for such periods. At June 30, 1997, the Bank's regulatory capital substantially exceeded all applicable regulatory capital require-ments. Regulatory capital levels at December 31, 1997 were not substantially different from those at June 30, 1997.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX  MONTHS ENDED
DECEMBER 31, 1997 AND 1996

        Net Income (Loss). Net income for the six months ended December 31, 1997 was $469,000 compared to a loss of $540,000 for the six months ended December 31, 1996. The changes were attributable to a non-recurring one-time, special deposit in-surance assessment of $889,000 and professional fees of $148,000, incurred in the six months ended December 31, 1996, an increase in net interest income of $830,000 and an increase in noninterest income of $117,000 for the six months ended December 31, 1997, as compared to the six months ended December 31, 1996. Income tax expense for the six months ended December 31, 1997 was a tax expense of $246,000 compared to a tax benefit of $392,000 for the six months ended December 31, 1996.

        Net Interest Income. Net interest income for the six months ended December 31, 1997 was $3.1 million, an increase of 36.6% when compared to net interest income of $2.3 million for the six months ended December 31, 1996. This increase was attributable to an increase in total interest income of $809,000 and a decrease in total interest expense of $21,000. The net interest margin for the six months ended December 31, 1997 was 3.14% compared to 2.66% for the six months ended December 31, 1996. This increase in net interest income and net interest margin is due to an increase in the average volume of interest-earning assets, combined with an increase in the average rate paid on interest-earning assets. One cause for the increase in average interest-earning assets when comparing the six months ended December 31, 1997 to the six months ended December 31, 1996 was the acquisition of the subsidiary, Heritage Bank, FSB in May of 1996. The average volume of interest-earning assets increased from $167.9 million for the six months ended December 31, 1996 to $193.5 million for the six months ended December 31, 1997 which had the effect of increasing total interest income by $827,000. The average rate paid on interest-bearing liabilities increased during the six months ended December 31, 1997 to 5.22% from 5.17% for the six months ended December 31, 1996. The increase in the average rate on interest-bearing liabilities had the effect of increasing total interest expense between the six months ended December 31, 1996 and the six months ended December 31, 1997 by approximately $60,000.

        For the six months ended December 31, 1997, the average yield on interest-earning assets was 7.52%, compared to 7.48% for the six months ended December 31, 1996, which had the effect of increasing total interest income by $120,000. The average volume of interest-bearing liabilities decreased by 3.16%, re-flecting the change in deposits and the utilization of liquidity in the implementation of the Bank's long-term business plan for growth in its targeted markets when comparing December 31, 1997 to December 31, 1996. This volume decrease attributed to an decrease in total interest expense of $81,000.

        Provision for Loan Losses. During the year ended June 30, 1997, the Bank's management initiated an extensive internal loan review of all loan files both of the parent and subsidiary. The review resulted in the adoption of more conservative loan loss allowance standards than had been used in the past. This new policy on allowance for loan losses was deemed prudent in establishing credit underwriting standards for future expected lending areas, such as commercial real estate, business and con-sumer loans, which inherently have more risk. Management made a provision for loan losses in the six months ended December 31, 1997 of $24,000, compared to a provision for loan loss of approximately $143,300 in the six months ended December
31, 1996.    The allowance for loan losses, after this
provision, of $1.5 million, represented 1.47 % of outstanding loans at December 31, 1997. Nonperforming loans as of December 31, 1997 and 1996, as a percent of total loans, remained below 1.0%.

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

        Noninterest Expense. The major components of noninterest expense are compensation and benefits paid to the Bank's employees and directors, occupancy expense for ownership and maintenance of the Bank's building and furniture and equipment, and insurance premiums paid to the FDIC for insurance of deposits. Total noninterest expense for the six months ended December 31, 1997 was $2.7 million, compared to $3.3 million for the six months ended December 31, 1996. The decrease was largely due to a one-time, special assessment by the FDIC to the Bank to replenish the SAIF depleted by prior years losses in the thrift industry. During the years in which thrifts as an industry suffered many publicized and non-publicized "bailouts" by the SAIF, and its predecessor, the Federal Savings and Loan Insurance Corporation, the deposit insurance fund for the thrift industry was severely depleted. After several years of debate Congress with the assistance of the FDIC, which administers the SAIF, consummated a plan of action to replenish the SAIF to a level of coverage required by statute (the designated reserve ratio of 1.25% of insured deposits) for the remaining covered deposits. The plan of remedy included a one-time assessment to each thrift institution based on capital levels and deposits, among other factors. This one-time assessment was recognized by the Bank in the three months ended December 31, 1996, in the amount of $889,000 and was expensed in the same period. This assessment was paid November 27, 1996. The effective deposit insurance rate prior to the assessment was .23% compared to a rate of .065% after the assessment. The second largest component of noninterest expense for the six months ended December 31, 1997 was compensation expense, including director and officer retirement plans and other benefits, which totaled $1.4 million, compared to $1.0 million for the six months ended December 31, 1996. This increase was attributable to increases in salary expense due to an increase in personnel for future growth, accrual of contributions to an Employee Stock Ownership Plan established in conjunction with the conversion of the Bank to a stock association, and increased directors fees due to additional time incurred by the Board in evaluating and working
on various strategic plans for the Bank.   During the six months
ended December 31, 1996, amounts were incurred to facilitate the name change of the Bank to HEARTLAND Community Bank. In addition, fees were incurred for personnel placement services to attract key personnel for hire, a computer consultant was engaged to evaluate operating systems and further growth needs, and marketing consultants were approached for market strategies and implementation. These expense categories decreased $60,000 during the six months ended December 31, 1997 compared with the same period in 1996. Overall, noninterest expense increased for the six month period ended December 31, 1997, compared to the six month-period ended December 31, 1996, by approximately $307,000, exclusive of the FDIC one time, special assessment.


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

        Income Taxes. The effective income tax rate for the Bank for the six months ended December 31, 1997 and 1996 was approximately 34.4% which includes federal and Arkansas tax components. A taxbenefit of $392,000 for 1996 and an expense of $246,000 for 1997 was recognized, resulting in an increase of $638,000.

SOURCES OF CAPITAL AND LIQUIDITY

     The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations. This requirement which may be varied at the discretion of the OTS depending on economic conditions and deposit outflows, is based upon a percentage of deposits and short-term borrowings. Current OTS regulations require that a savings association maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. At December 31, 1997, the Bank's liquidity, as measured for regulatory purposes, was 20.1%, or $25.4 million in excess of the minimum OTS liquidity requirement of 5%, and 10.0% or $13.3 million in excess of the OTS short-term liquidity requirement of 1%. Management of the Bank seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing and in order to meet funding needs of loan commitments. Historically, the Bank has been able to meet its liquidity demands through internal sources of funding supplemented from time to time by advances from the FHLB of Dallas.

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