Form 10-Q
period 1998-09-30
HCB BANCSHARES INC
filed 1999-07-20
CIK 1029740

                        FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

Mark One
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 2,401,881 shares of common stock issued and outstanding as of June 30, 1999.

                          CONTENTS



PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Statements of Financial
                    Condition at September 30, 1998 (unaudited) and June 30, 1998

                  Condensed Consolidated Statements of Income
                    and Comprehensive Income for the Three
                    Months Ended September 30, 1998 and 1997
                    (unaudited)

                  Condensed Consolidated Statements of Cash
                    Flows for the Three Months Ended September
                    30, 1998 and 1997 (unaudited)

                  Notes to Condensed Consolidated Financial
                    Statements (unaudited)

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


SIGNATURES

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 1998 (UNAUDITED) and JUNE 30, 1998
----------------------------------------------------------------

                                                   September 30,     June 30,
ASSETS                                                 1998            1998
                                                   ------------      --------
Cash and due from banks                            $  3,591,317      $  1,531,363
Interest-bearing deposits with banks                  1,871,067         2,291,035
                                                   ------------      ------------
               Cash and cash equivalents              5,462,384         3,822,398

Other interest bearing deposits with banks            2,266,000         2,782,000
Investment securities:
  Available for sale, at fair value                 121,580,240        99,472,916
  Held to maturity, at amortized cost                25,424,636        27,503,257
Loans receivable, net of allowance                  103,791,564       104,580,165
Accrued interest receivable                           1,759,767         1,839,326
Federal Home Loan Bank stock                          4,679,500         3,448,900
Premises and equipment                                5,723,612         5,601,767
Goodwill, net                                           412,500           431,250
Real estate held for sale                               549,097           461,190
Other assets                                            544,180         1,010,601
                                                   ------------      ------------
TOTAL                                              $272,193,480      $250,953,770
                                                   ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Deposits                                         $139,921,008      $141,931,330
  Federal Home Loan Bank advances                    92,326,711        68,121,068
  Liability to purchase shares for management
    retention plan                                                        846,400
  Advance payments by borrowers for
     taxes and insurance                                176,918           209,242
  Accrued interest payable                              724,080           643,887
  Note payable                                          240,000           320,000
  Other liabilities                                     949,277         1,202,919
                                                   ------------      ------------
                        Total liabilities           234,337,994       213,274,846
                                                   ------------      ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized, 2,645,000 issued, 2,572,631 and
    2,645,000 shares outstanding at September 30,
    1998 and June 30, 1998, respectively                 26,450            26,450
  Additional paid-in capital                         26,000,960        25,861,230
  Unearned ESOP shares                               (1,639,900)       (1,692,800)
  Unearned MRP shares                                  (530,192)         (578,528)
  Treasury stock, at cost, 72,369 shares               (841,925)
  Accumulated other comprehensive income:
    Unrealized gain on investment securities
      available for sale, net of tax                    679,948            53,907
  Retained earnings                                  14,160,145        14,008,665
                                                   ------------      ------------
                       Total stockholders' equity    37,855,486        37,678,924
                                                   ------------      ------------

TOTAL                                              $272,193,480      $250,953,770
                                                   ============      ============

  See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)
----------------------------------------------------------------

                                                 Three Months Ended 30,
                                               1998                  1997
                                             --------              --------
INTEREST INCOME:
  Interest and fees on loans                 $ 2,246,672          $ 2,113,234
  Interest and dividends on investments:
    Investment securities                        556,540              335,963
    Mortgage backed securities                 1,578,446              888,394
  Other interest income                          142,999              287,458
                                             -----------          -----------
                 Total interest income         4,524,657            3,625,049

INTEREST EXPENSE:
  Deposits                                     1,727,056            1,868,470
  Federal Home Loan Bank advances              1,226,399              156,362
  Note payable                                     5,500                7,000
                                             -----------          -----------
                 Total interest expense        2,958,955            2,031,832
                                             -----------          -----------

NET INTEREST INCOME                            1,565,702            1,593,217
PROVISION FOR LOAN LOSSES                              0               19,549
                                             -----------          -----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                              1,565,702            1,573,668

NONINTEREST INCOME:
  Service charges on deposit accounts             80,223               55,352
  Gain on sales of investment securities
    available for sale                           119,743               15,107
  Other                                          101,028               83,413
                                             -----------          -----------
                 Net noninterest income          300,994              153,872

NONINTEREST EXPENSE:
  Salaries and employee benefits                 813,568              706,577
  Net occupancy expense                          156,627              155,228
  Communication, postage, printing and
    office supplies                               80,029               38,390
  Deposit and other insurance premiums            18,021               39,810
  Advertising                                     28,280               36,492
  Data processing                                 80,887               81,485
  Expenses of officers, directors and
   employees, including Directors' fees           53,861               56,115
  Professional fees                              129,839               56,731
  Amortization of goodwill                        18,750               31,184
  Other                                           26,467               24,981
                                             -----------          -----------
                 Total noninterest expense     1,406,329            1,226,993

INCOME BEFORE INCOME TAXES                       460,367              500,547

INCOME TAX PROVISION                             150,185              172,418
                                             -----------          -----------
NET INCOME                                   $   310,182          $   328,129
                                             -----------          -----------

                           (Continued)

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)
________________________________________________________________

                                                 Three Months Ended 30,
                                               1998                  1997
                                             --------              --------
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Unrealized holding gains on securities
    arising during period                     745,784               190,970
  Less reclassification adjustment for
    gains included in net income             (119,743)              (15,107)
                                          -----------           -----------
              Other comprehensive income      626,041               175,863


COMPREHENSIVE INCOME                      $   936,223           $   503,992
                                          ===========           ===========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                              2,459,585             2,450,756
                                          ===========           ===========

EARNINGS PER SHARE:
  Basic                                   $      0.13           $      0.13
  Diluted                                 $      0.13           $      0.13
DIVIDENDS PER SHARE                       $      0.06           $      0.05

 See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)
________________________________________________________________

                                                 Three Months Ended 30,
                                               1998                  1997
                                             --------              --------
OPERATING ACTIVITIES:
  Net income                                  $  310,182           $  328,129
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                  95,968               75,329
    Amortization (accretion) of:
      Deferred loan origination fees              (6,111)              15,633
      Goodwill                                    18,750               31,184
      Premiums and discounts on loans, net          (444)              (1,635)
      Premiums and discounts on investment
        securities, net                           79,181               17,268
    Provision for loan loss                                            19,549
    Net gain on sale of investment securities
      available for sale                        (119,743)             (15,107)
    Gain on disposal of other assets, net         (1,871)                (315)
    Stock compensation expense                   116,895               40,453
    Change in accrued interest receivable         79,559               18,041
    Change in accrued interest payable            80,193              (51,554)
    Change in other assets                       468,287             (862,305)
    Change in other liabilities                 (253,642)           1,792,288
                                             -----------          -----------

       Net cash provided by operating
         activities                              867,205            1,406,958

INVESTING ACTIVITIES:
  Purchases of investment securities --
    available for sale                       (34,493,032)         (11,038,886)
  Purchases of Federal Home Loan Bank stock   (1,230,600)              (4,200)
  Purchases of premises and equipment           (217,813)            (933,929)
  Proceeds from sales of loans                 2,066,467              758,286
  Proceeds from sales or maturity of
    investment securities                      7,590,592
  Proceeds from maturity of interest bearing
    deposits                                     516,000
  Loan originations, net of repayments        (1,213,070)          (4,367,916)
  Principal payments on investment securities  7,378,193           13,549,197
  Proceeds from sales of foreclosed assets        16,000               12,351
                                             -----------          -----------
       Net cash used by investing
         activities                          (19,587,263)          (2,025,097)

                                  (Continued)

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)
________________________________________________________________

                                                 Three Months Ended 30,
                                               1998                  1997
                                             --------              --------
FINANCING ACTIVITIES:
  Net decrease in deposits                    $(2,010,322)         $(2,737,870)
  Advances from Federal Home Loan Bank         52,500,000
  Repayment of Federal Home Loan Bank
    advances                                  (28,294,357)
  Net decrease in advance payments by
    borrowers for taxes and insurance             (32,324)              67,304
  Repayment of note payable                       (80,000)             (80,000)
  Common stock acquired for stock option
    benefit plan trust                           (841,925)
  Stock purchased for MRP                        (722,328)
  Dividends paid                                 (158,700)
                                              -----------          -----------

         Net cash provided (used) by
           financing activities                20,360,044           (2,750,566)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                              1,639,986           (3,368,705)

CASH AND CASH EQUIVALENTS:
  Beginning of period                           3,822,398           19,331,825
                                              -----------          -----------
  End of period                               $ 5,462,384          $15,963,120
                                              ===========          ===========

See accompanying notes to condensed consolidated financial statements.

                HCB BANCSHARES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION AND CONSOLIDATION

     HCB Bancshares, Inc. ("Bancshares") was incorporated under the laws of the state of Oklahoma for the purpose of becoming the bank holding company of Heartland Community Bank and its subsidiary (the "Bank"), in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion. On April 30, 1997, the Bank completed the conversion and became a wholly owned subsidiary of Bancshares. Bancshares has no other operations and conducts no business of its own other than owning the Bank, investing its portion of the net proceeds received in the Conversion, and lending funds to the Employee Stock Ownership Plan which was formed in connection with the Conversion.

     The accompanying condensed consolidated financial statements include the accounts of Bancshares and the Bank and are collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q. Accordingly, they do not include all of the information required by generally accepted accounting principles. The unaudited statements reflect all adjustments which are, in the opinion of management, necessary for fair presentation of the results of operations. The statement of operations for the three months ended September 30, 1998 is not necessarily indicative of the results that may be expected for the year ending June 30, 1999. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1998, contained in the Company's Annual Report on Form 10-K for the Year Ended June 30, 1998.

NOTE 2 -- RECENTLY ADOPTED ACCOUNTING STANDARDS

     The Company early-adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as of October 1, 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Concurrent with this adoption, investment securities with an amortized cost of $27,503,257 and $25,424,636 and a market value of $27,476,304 and $25,428,154 at June 30, 1998 and September
30, 1998, respectively, and categorized in the statements of financial condition as held to maturity were transferred to available for sale. This transfer from the held to maturity category at the date of the initial adoption of SFAS No. 133 does not call into question the Company's intent to hold other debt securities to maturity in the future. In addition, the adoption of SFAS No. 133 had no other effect on the Bank other than the reclassification of held to maturity securities to available for sale.

     In June 1997, FASB issued SFAS No. 130, Reporting Comprehensive Income, which became effective for fiscal years beginning after December 15, 1997, with reclassification of earlier periods. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. The Company adopted SFAS No. 130 in the quarter ended September 30, 1998. Because the adoption of SFAS No. 130 requires only additional disclosures, it will not have a material effect on the Company's consolidated financial statements.

Note 3   Earnings per Share

     The weighted average number of common shares used to calculate earnings per share for the quarters ended September
30, 1998 and 1997 were as follows:

                                       1998          1997
                                      ------        ------
Basic weighted -- average shares    2,459,585     2,450,756
Effect of dilutive securities               0             0
Diluted weighted   average shares   2,459,585     2,450,756

NOTE 4   DECLARATION OF DIVIDENDS

     At their meeting on August 20, 1998, the Board of Directors declared a $.06 per share cash dividend on the common stock of the Company. The cash dividend was paid on September 25, 1998 to the stockholders of record at the close of business on September 10, 1998.

NOTE 5   STOCK PURCHASED FOR OPTION BENEFIT TRUST

     During the months of August and September of 1998, the Company purchased 72,369 shares of its common stock for its stock option plan trust. These shares are classified as treasury stock on the accompanying condensed consolidated statement of financial condition, are available for sale and are managed by the trustees specifically for funding stock option benefits provided to key employees. The total number of stock option shares granted as of September 30, 1998 was 306,172 at $16 per share of which 72,369 were vested.

NOTE 6   SUBSEQUENT EVENT DISCLOSURE

     In May, 1999, a shareholder filed a class action complaint against the Company and several current and former officers alleging that the defendants defrauded the plaintiff and other shareholder class members through various public statements and reports thereby artificially inflating the price of the Company's common stock and causing the plaintiff and other shareholder class members to purchase the Company's common stock at inflated prices.

     The Company and its counsel have reviewed the complaint and intend to contest the allegations vigorously. Management is unable to determine the likelihood of an unfavorable outcome of the suit or the amount of any damages that the Company may have to pay, if any. The Company will incur costs through the payment of legal fees and the related costs of litigation. The extent of these costs is not determinable at this time.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     When used in this Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

     The Bank's principal business consists of attracting deposits from the general public and investing those funds in loans collateralized by first mortgages on existing owner-occupied single-family residences in the Bank's primary market area and, loans collateralized by, to a lesser but growing extent, commercial and multi-family real estate, consumer loans and commercial business loans. The Bank also maintains a substantial investment portfolio of mortgage-related securities, municipals, and U.S. government and agency securities.

     The Bank's net income is dependent primarily on its net interest income, which is the difference between interest income earned on its loans and its investment portfolio, and interest paid on customers' deposits and funds borrowed. The Bank's net income is also affected by the level of noninterest income, such as service charges on customers' deposit accounts, net gains or losses on the sale of securities and other fees. In addition, net income is affected by the level of noninterest expense, which primarily consists of employee compensation expenses, net occupancy expense, professional fees, and other expenses.

     The financial condition and results of operations of the Bank, and the thrift and banking industries as a whole, are significantly affected by prevailing economic conditions, competition and the monetary and fiscal policies of governmental agencies. Demand for and supply of credit, competition among lenders and the level of interest rates in the Bank's market area influence lending activities. The Bank's deposit flows and costs of funds are influenced by prevailing market rates of interest on competing investments, as well as account maturities and the levels of personal income and savings in the Bank's market area.

YEAR 2000 READINESS DISCLOSURE

     The Company realizes the challenges of the year 2000 issue. In compliance with regulatory guidelines, a committee was assembled to review the effects the century change would have on the Company's systems and to assess the potential risks that it presents. A formal plan of action was developed to address this issue. This plan was approved by the Board of Directors, and has the full support of senior management. An inventory of internal systems, both computer and non-computer related, was completed in this process. Relationships with third party vendors were also analyzed. Potential weaknesses were then documented and prioritized as to their effect on critical business functions. The Company was already in the process of selecting a new data-processing system to facilitate its business plan. Year 2000 compliance became an important issue in the selection process. A vendor with a year 2000 compliant system was selected and conversion was completed in the quarter ended December 1998. This system had undergone thorough testing prior to its installation. All the user departments were involved in review of the test results and in additional onsite testing. This testing process revealed no year 2000 related problems. Testing also took place for external parties with which the Bank exchanges significant information. In addition, testing was performed on all other mission critical information systems. It is believed that this thorough process has increased the likelihood of uninterrupted operation of the Bank.

     Seven vendors have been identified as "mission critical". All seven have indicated that they are presently year 2000 compliant. The Company's internal operating systems have been tested, and those which failed have been replaced. Replacement systems have been tested and passed. As a result of this process, all of the internal operating systems have been determined to be year 2000 compliant.

     In addressing the year 2000 issue, the Bank has used its current internal staffing with little reliance on outside resources. Major vendors have provided compliant software at no additional expense to the Bank. Replacement of the main data-processing system has cost approximately $650,000.

     Rapid and accurate data processing is essential to Company operations. System failures could have an adverse impact on the Company. In the unlikely event that some year 2000 issues remain undetected, management, through its ongoing year 2000 process, will mobilize all internal and external resources available to correct any systems which are critical to the Bank's operations. Contingency plans have been developed to address potential problem areas. Management expects as a result of its efforts that any impact of the year 2000 upon its operations will be minimal.

     Because the Company has not historically engaged in typical commercial lending, less than 40 non-real estate commercial borrowers are deemed to be potentially vulnerable to year 2000 problems. The Company has contacted these customers by mail, and by telephone requesting information as to their preparedness. They have responded, but the overall level of planning was not high.

     The Company's most reasonably likely worst-case year 2000 scenario foreseeable at this time would involve failures by suppliers of electricity and telephone service. Those suppliers have provided increased assurance of continuity of service, and the United States Senate Special Committee on the Year 2000 Technology Problem has stated its belief that there is currently less than a 10 percent chance that the power grid will fail.
The Committee indicated that while isolated outages may occur, they will not be widespread or long lived.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND JUNE
30, 1998

     The Company had consolidated total assets of $272 million and $251 million at September 30, 1998 and June 30, 1998, respectively. During the three-month period ended September 30, 1998 the Bank experienced a slight decrease in its loan portfolio from $104.6 million at June 30, 1998, to $103.8 million. The Bank's ability to expand its lending base and the size of its loan portfolio continues to be constrained by the lack of strong loan demand and competition. During this same period, investments and mortgage-backed securities and other short-term interest-earning assets increased from $132.0 million at June 30, 1998 to $151.1 million at September 30, 1998. Due to the lack of strong loan demand, investment securities were purchased in order to increase net income and to facilitate improvements in the Bank's interest rate risk management program. Included in the investment portfolio as of September 30, 1998, are approximately $18.6 million in municipal bond securities which carry an average coupon rate of 4.84 percent, and an estimated after tax equivalent yield of 6.88 percent.

     Deposits decreased from $141.9 million at June 30, 1998 to $139.9 million at September 30, 1998. This represents a 1.4
percent decrease in deposits.   Although the Bank's level of
deposits has been sufficient to fund its loan demand and provide for adequate liquidity, the deposit market is also competitive. To fund this decrease during the three-month period ended September 30, 1998, the Bank utilized its ability to borrow from the FHLB of Dallas. Additionally, the Bank borrowed from the FHLB to fund increases in its investment portfolio. The outstanding balances of FHLB borrowings were $92.3 million and $68.1 million at September 30, 1998 and June 30, 1998, respectively. The result of the borrowings was to reduce interest rate risk by better matching rate indexes and maturities of interest-earning assets to interest-bearing liabilities, and maximize potential interest income while maintaining capital ratios well in excess of required minimums.

     Stockholders' equity amounted to $37.9 million at September 30, 1998, and $37.7 million at June 30, 1998. The changes in equity were primarily due to the Company's net income earned for the three-month period ended September 30, 1998, the purchase of stock for stock benefit plans, and the changes to unrealized
gain on investment securities available for sale.   The Company
also fulfilled its obligation to purchase stock for the management recognition plan and bought shares for potential use for its stock option plan. At September 30, 1998, the Bank's regulatory capital substantially exceeded all applicable regulatory capital requirements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1998 AND 1997

     Net Income.  Net income for the three months ended
September 30, 1998 was $310,182 compared to $328,129 for the three months ended September 30, 1997. Explanations of primary changes to income and expense follow.

     Interest Income. Interest income for the three months ended September 30, 1998 increased $899,608, compared to the three months ended September 30, 1997. The increase was primarily due to an increase in the average balance of investment securities.

     Interest Expense. Interest expense for the three months ended September 30, 1998 increased $927,123 compared to the three months ended September 30, 1997. The increase was primarily due to an increase in the average balance of FHLB advances.

     Provision for Loan Losses. The allowance for loan losses of $1.5 million, represented 1.39 percent of outstanding loans at September 30, 1998, which compares to 1.38 percent at June 30, 1998. Loans past due 90 days or more as of September 30, 1998 and June 30, 1998, as a percent of total loans, were 0.60% and 0.75% respectively.

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

     Noninterest Income. Noninterest income is comprised primarily of service charges on deposit accounts, gains on the sales of investment securities, rental of safe deposit boxes, and sales of credit life insurance. Noninterest income for the three months ended September 30, 1998, was $300,994, compared to $153,872 for the three months ended September 30, 1997. This increase is due primarily to increases in gains on sales of investments and mortgage backed securities, and new fee earning banking services offered by the Bank to its deposit customers. In light of the increasingly competitive markets for deposits and loans, management has continued the shifting of the Bank's deposit taking and loan origination activities to reflect, among other things, the importance of offering valued customer services that generate additional fee income, and it is expected that management will continue this trend for the foreseeable future.

     Noninterest Expense. The major components of noninterest expense are salaries and employee benefits paid to or on behalf of the Bank's employees and directors, occupancy expense for ownership and maintenance of the Bank's buildings, furniture, and equipment, data processing expenses, and professional fees paid to consultants, attorneys, and accountants. Total noninterest expense for the three months ended September 30, 1998 was $1.4 million, compared to $1.2 million for the three months ended September 30, 1997. The increase was largely due to compensation expense, communication expense, and increases in professional fees.

     In light of the substantial costs associated with the recent, pending and planned expansions of the Bank's activities, facilities and staff, including the additional costs associated with adding staff, building or renovating branches, and introducing new deposit and loan products and services, it is expected that the Bank's noninterest expense levels may remain high relative to the historical levels for the Bank, as well as the prevailing levels for institutions that are not undertaking such expansions, for an indefinite period of time, as management implements the Bank's business strategy. Among the activities planned are continued increased loan originations in the areas of multi-family residential, commercial real estate, commercial business and consumer loans.

     Income Taxes. The effective income tax rate for the Bank for the three months ended September 30, 1998 and 1997 was 32.6% and 34.4%, respectively, which includes federal and Arkansas state tax components.

SOURCES OF CAPITAL AND LIQUIDITY

     The Company has no business other than that of the Bank. Bancshares' primary sources of liquidity are cash, dividends paid by the Bank, and earnings on investments. In addition, the Bank is subject to regulatory limitations with respect to the payment of dividends to Bancshares.

     The Bank has historically maintained substantial levels of capital. The assessment of capital adequacy is dependent on several factors including asset quality, earnings trends, liquidity and economic conditions. Maintenance of adequate capital levels is integral to provide stability to the Bank. The Bank needs to maintain substantial levels of regulatory capital to give it maximum flexibility in the changing regulatory environment and to respond to changes in the market and economic conditions.

     The Bank's primary sources of funds are savings deposits, proceeds from principal payments on loans and mortgage-backed securities, interest payments and maturities of investment securities, and earnings. While scheduled principal repayments on loans and mortgage-backed securities and interest payments on investment securities are a relatively predictable source of funds, deposit flows and loan and mortgage-backed prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors. The Bank does not solicit savings deposits outside of its market area through brokers or other financial institutions.

     At September 30, 1998, the Bank had designated securities with a fair value of approximately $121.6 million as available for sale. Subsequent to September 30, 1998, the Bank added the remaining $25.4 in investment securities previously classified as held to maturity, to available for sale, with a fair value of approximately $25.4 million. In addition to internal sources of funding, the Bank as a member of the FHLB has substantial borrowing authority with the FHLB. The Bank's use of a particular source of funds is based on need, comparative total costs and availability.

     At September 30, 1998, the Bank had outstanding $4.9 million in commitments to originate loans (including unfunded portions of construction loans) and $9.1 in unused lines of credit. At the same date, the total amount of certificates of deposit which were scheduled to mature in one year or less was $53.3 million. Management anticipates that the Bank will have adequate resources to meet its current commitments through internal funding sources described above. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

     Management is not aware of any current recommendations by its regulatory authorities, legislation, competition, trends in interest rate sensitivity, new accounting guidance or other material events and uncertainties that would have a material effect on the Bank's ability to meet its liquidity demands.

IMPACT OF INFLATION AND CHANGING PRICES

     The financial statements and related financial data presented herein have been prepared in accordance with instructions to Form 10-Q which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.

     Unlike most industrial companies, virtually all of the Bank's assets and liabilities are monetary in nature. As a result, changes in interest rates generally have a more significant impact on a financial institution's performance than does changes in the rate of inflation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

     For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the Year Ended June 30, 1998. There has been no material change in the Company's asset and liability position, or the market value of the Bank's portfolio equity since June 30, 1998.

PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings

         See Note 6, Subsequent Event Disclosure, to Condensed
Consolidated  Financial Statements (Unaudited).

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

         Exhibit 27          Financial Data Schedule

         Reports on Form 8-K

         None

                       SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           HCB BANCSHARES, INC.
                           Registrant



Date:  July 19, 1999        By: /s/ Vida H. Lampkins
                                --------------------------------
                                Vida H. Lampkin
                                Chairman, President and
                                Chief Executive Officer


Date:  July 19, 1999        By: /s/ Scott A. Swain
                                --------------------------------
                                Scott A. Swain
                                Vice President and
                                Chief Financial Officer