Form 10-Q/A
period 1998-03-31
HCB BANCSHARES INC
filed 1999-07-27
CIK 1029740

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

          Yes [ ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 15, 1998: 2,645,000 shares.

                             CONTENTS

PART I. FINANCIAL INFORMATION
        ---------------------

        Item 1. Financial Statements

         Condensed Consolidated Statements of Financial
          Condition March 31, 1998 (Unaudited) and June 30, 1997

         Condensed Consolidated Statements of Operations
          (Unaudited) Three Months and Nine Months Ended
          March 31, 1998 and 1997

         Condensed Consolidated Statements of Cash Flows
          (Unaudited) Nine Months Ended March 31, 1998 and 1997

         Notes to Condensed Consolidated Financial Statements
          July 26, 1999(Unaudited)

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

         Item 3. Defaults upon Senior Securities

         Item 4. Submission of Matters to a Vote of Security
                 Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

             HCB BANCSHARES, INC. AND SUBSIDIARIES
             -------------------------------------
        Condensed Consolidated Statements of Financial Condition
                  March 31, 1998 (unaudited) and June 30, 1997

                                             March 31,         June 30,
Assets                                         1998              1997
------                                      -----------      -----------
Cash on hand                               $  1,355,778     $  1,057,943
Interest-bearing deposits                     6,071,051       18,273,882
Investment securities available for sale     32,342,554       17,260,383
Mortgage-backed securities
  Available for sale                         35,496,381       18,361,987
  Held to maturity                           29,649,003       36,493,086
Stock in Federal Home Loan Bank               2,099,800        1,246,500
Loans receivable(net of allowance of
  $1,484,603 and $1,492,473, respectively)  106,300,518       98,642,635
Accrued interest receivable                   1,672,534        1,305,952
Foreclosed assets                                33,501           36,179
Premises and equipment                        3,387,354        4,621,444
Goodwill                                             --        1,415,223
Core deposit intangible                         450,000               --
Prepaid expenses and other assets             2,774,437        1,783,302
                                            -----------      -----------
                                           $221,632,911      200,498,516
                                            ===========      ===========

              Liabilities and Stockholders' Equity
              ------------------------------------

Liabilities:
  Deposits                                 $140,998,609      151,192,591
  Advances from borrowers for
    taxes, insurance and other                  355,497          209,140
  Borrowings from FHLB of Dallas:
      Short-term advances                     3,394,800               --
      Long-term advances                     36,652,638       10,000,000
  Other borrowings                              320,000          400,000
  Accrued interest payable                      350,071          410,477
  Accrued expenses and other liabilities      1,532,963          355,456
                                            -----------      -----------
     Total liabilities                      183,604,578      162,567,664
                                            -----------      -----------
Stockholders' equity
  Common stock, $.01 par value;
    authorized 10,000,000 shares; issued
    and outstanding, 2,645,000 shares            26,450           26,450
  Additional paid-in capital                 25,747,727       25,775,523
  Note receivable from ESOP                  (1,831,620)      (1,990,320)
  Retained earnings                          14,022,093       14,152,552
  Unrealized gain (loss) on
    available for sale securities                63,683          (33,353)
                                            -----------      -----------
     Total stockholders' equity              38,028,333       37,930,852
                                            -----------      -----------
                                           $221,632,911      200,498,516
                                            ===========      ===========

See accompanying notes to condensed consolidated financial statements.

             HCB BANCSHARES, INC. AND SUBSIDIARIES
             -------------------------------------

   Condensed Consolidated Statements of Operations For the
   Three Months and Nine Months Ended March 31, 1998 and 1997
                         (Unaudited)

                                       Three Months Ended          Nine Months Ended
                                            March 31,                   March 31,
                                    -------------------------   -------------------------
                                       1998           1997         1998           1997
                                    -----------   -----------   -----------   -----------
Interest income
   Loans                            $ 2,138,676   $ 2,004,727   $ 6,343,006   $ 5,874,307
   Investment securities                385,369       208,093     1,033,804       600,658
   Mortgage-backed and related
    securities                        1,060,075       825,943     2,805,911     2,663,225
   Other interest income                224,618       106,632       797,737       369,858
                                    -----------   -----------   -----------   -----------

     Total interest income            3,808,738     3,145,395    10,980,458     9,508,048
                                    -----------   -----------   -----------   -----------
Interest expense
   Deposits                           1,804,034     1,872,763     5,515,164     5,630,757
   Borrowings from FHLB                 446,336       152,962       799,614       482,889
   Other interest                         6,000        10,000        19,000        24,000
                                    -----------   -----------   -----------   -----------
     Total interest expense           2,256,370     2,035,725     6,333,778     6,137,646
                                    -----------   -----------   -----------   -----------
     Net interest income              1,552,368     1,109,670     4,646,680     3,370,402

Provision for loan losses                    --        24,820        24,000       168,144
                                    -----------   -----------   -----------   -----------
     Net interest income after
      provision for loan losses       1,552,368     1,084,850     4,622,680     3,202,258
                                    -----------   -----------   -----------   -----------
Noninterest income
   Service fees on deposits              75,564        44,471       202,585       133,562
   Other service fees and
    commissions                           9,506         6,184        26,236        10,116
   Gains (losses) on sales of
    investment securities and
    mortgage-backed and related
    securities available for sale            --       (22,525)        3,765       (21,215)
   Gains on sales of loans
    held for sale                         9,611         3,745        32,776         3,745

   Gains on sales of foreclosed
    assets, net                              --         5,720        12,437         8,220
   Other income, net                    141,755        33,943       297,437       168,387
                                    -----------   -----------   -----------   -----------

          Total noninterest income      236,436        71,538       575,236       302,815
                                    -----------   -----------   -----------   -----------
Noninterest expense
  Compensation, payroll taxes and
   fringe benefits                      717,788       506,808     2,154,370     1,533,412
  Rent and other occupancy expense      133,599        95,307       444,055       291,061

See accompanying notes to consolidated financial statements.

              HCB BANCSHARES, INC. AND SUBSIDIARIES
              -------------------------------------
      Condensed Consolidated Statements of Operations For the
     Three Months and Nine Months Ended March 31, 1998 and 1997
                          (Unaudited)

                                            Three Months Ended          Nine Months Ended
                                                 March 31,                   March 31,
                                         -------------------------   -------------------------
                                            1998           1997         1998           1997
                                         -----------   -----------   -----------   -----------
Communication, postage, printing
  and office supplies                    $   104,372   $    64,466   $   257,374   $   228,394
Deposit and other insurance premiums          55,522        17,384       136,537     1,095,391
Marketing expense                             32,178        33,460       112,480       161,492
Expenses of officers, directors and
 employees, including directors fees          40,557        48,186       163,997       129,216
Data processing expense                      107,185        83,400       292,443       245,130
Amortization of goodwill                      23,291        40,018       104,383       120,055
Professional fees                            109,660       138,887       302,356       347,225
Other expenses                               461,744      (122,635)      512,032        38,276
                                         -----------   -----------   -----------   -----------
     Total noninterest expense             1,785,896       905,281     4,480,027     4,189,652
                                         -----------   -----------   -----------   -----------
Income (loss) before income tax
   expense (benefit)                           2,908       251,107       717,889      (684,579)
Income tax expense(benefit)                  (19,348)      129,950       226,356      (261,900)
                                         -----------   -----------   -----------   -----------
     Net income(loss)                    $    22,256       121,157       491,533      (422,679)
                                         ===========   ===========   ===========   ===========

Basic earnings per share                 $      0.01           N/A   $      0.20   $       N/A
                                         ===========   ===========   ===========   ===========

See accompanying notes to condensed consolidated financial statements.

             HCB BANCSHARES, INC. AND SUBSIDIARIES
             -------------------------------------

      Condensed Consolidated Statements of Cash Flows For the
             Nine Months Ended March 31, 1998 and 1997
                               (Unaudited)

                                                  Nine Months Ended
                                                       March 31,
                                                 -------------------
                                                  1998         1997
                                                 -------     -------
Cash flows from operating activities
Net income(loss)                                 $491,533     (422,679)
Adjustments to reconcile net income to
  cash provided by operating activities:
  Depreciation                                    187,835      122,211
  Amortization (accretion) of
    Deferred loan origination fees                 (1,734)      36,092
    Goodwill                                      104,383      120,055
    Premiums and discounts on loans                  (463)      (2,572)
    Premiums and discounts on
      mortgage-backed securities and
      investment securities                       145,251      119,518
   Deferred income taxes                               --      (57,986)
   Provision for loan losses                       24,000      168,144
   Provision for loss on foreclosed
       assets                                          --       15,247
   (Gain) loss on disposition of
      other assets                                (12,437)      (8,220)
    Net (gain) loss on sale of assets held
      for sale or available for sale              (36,541)      17,470
    Change in accrued  interest
      receivable                                 (366,582)     (92,766)
    Change in other assets                       (991,135)    (276,560)
    Change in accrued interest payable            (60,406)     (15,142)
    Change in other liabilities                 1,177,507     (107,149)
    Change in prepaid income taxes                     --     (214,364)
                                               ----------   ----------
        Net cash provided (used) by
           operating activities                   661,211     (598,701)
                                               ----------   ----------
Cash flows from investing activities:
   Net change in loans                         (7,650,013) (11,415,022)
   Purchase of loans                                   --   (2,254,560)
   Proceeds from sales of loans                 1,982,469    1,425,419
   Proceeds from sale of investment
     securities available for sale                     --    2,576,477
   Purchases of investment securities
      available for sale                      (50,604,901) (23,060,510)
   Principal payments on investment
      securities and mortgage-backed
      and related securities                   26,215,666   18,082,993

See accompanying notes to consolidated financial statements

            HCB BANCSHARES, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                  For the Nine Months Ended
                   March 31, 1998 and 1997
                        (Unaudited)

                                                      Nine Months Ended
                                                         March 31,
                                                     -------------------
                                                      1998         1997
                                                     -------     -------
Purchase of stock in FHLB                            (853,300)          --
  Purchases of property and equipment                (984,010)  (1,856,118)
  Proceeds from sale of foreclosed assets             121,044           --
  Proceeds from sale of subsidiary                  3,100,000           --
  Investment in subsidiary sold                    (3,100,000)          --
  Proceeds from sale of other assets                    1,525        3,215
  Purchase of core deposit intangible                (450,000)          --
  Dividends paid                                     (264,500)          --
                                                  -----------  -----------
      Net cash used by investing
        activities                                (32,486,020) (16,498,106)
                                                  -----------  -----------

Cash flows from financing activities:
  Net increase (decrease) in deposits             (10,193,982)   8,866,424
  Increase (decrease) in advance payments
     from borrowers for property taxes
     and insurance                                    146,357      274,105
  Net borrowings from FHLB                         30,047,438           --
  Increase (decrease) in other borrowings             (80,000)     400,000
                                                  -----------  -----------
      Net cash provided by
         Financing activities                      19,919,813    9,540,529
                                                  -----------  -----------

Net decrease in cash                              (11,904,996)  (7,556,278)

Cash and due from banks,
    beginning of period                            19,331,825   17,291,882
                                                  -----------  -----------
Cash and due from banks,
    end of period                                 $ 7,426,829    9,735,604
                                                  ===========  ===========


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                       5,051,774    4,807,394
                                                  ===========  ===========

See accompanying notes to consolidated financial statements.

              HCB BANCSHARES, INC AND SUBSIDIARIES
              ------------------------------------

Notes to Condensed Consolidated (Unaudited) Financial Statements

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

Note 2  Basis of Consolidation

The accompanying condensed consolidated financial statements were prepared by the Company in accordance with instructions for Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Company's 1997 Annual Report to Stockholders, attached as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, such information and footnotes have not been duplicated herein. All material intercompany balances and transactions have been eliminated in the consolidation. The unaudited statements reflect all adjustments, consisting of normal recurring accruals, which are in the opinion of management, necessary for fair presentation of the results of operations, changes in equity and cash flows for the three months and nine months periods ended March 31, 1998 and 1997. The statements of operations for the three-month and nine-month periods ended March 31, 1998, are not necessarily indicative of the results which may be expected for the entire year.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND JUNE 30,
1997

     The Company had total assets of $221.6 million and $200.5 million at March 31, 1998 and June 30, 1997, respectively. During the nine month period ended March 31, 1998 the Bank experienced an increase in its loan portfolio from $98.6 million at June 30, 1997, to $106.3 million. This increase is due to the positive results realized from the implementation of the Bank's long term business plan for growth in its targeted markets of commercial, consumer and multi-family lending along with natural growth. During this same period, investment and mortgage-backed securities and other short-term interest-earning assets fluctuated between $90.4 million at June 30, 1997 and $103.6 million at March 31, 1998. Investment securities and other short-term interest-earning deposits tend to vary in conjunction with variations in savings activity. Additionally, the Bank expended approximately $984,000 to purchase computer and network equipment, furnishings and make improvements to existing facilities during the nine-month period ended March 31, 1998, to consummate management's planned growth projections.


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

     Equity amounted to $38.0 million at March 31, 1998, and to $37.9 million at June 30, 1997, respectively. The changes in equity were due primarily to the Bank's net income earned for such periods, changes to unrealized gain on available for sale securities, less dividends. At June 30, 1997, the Bank's regulatory capital substantially exceeded all applicable regulatory capital requirements. Regulatory capital levels at March 31, 1998 were not substantially different from those at June 30, 1997.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS AND
NINE MONTHS ENDED MARCH 31, 1998 AND 1997

     Net Income (Loss). Net income for the three months ended March 31, 1998 was $22,000 compared to $121,000 for the three months ended March 31, 1997. The changes were attributable to increases in the volume of interest-earning assets when compared to the previous year, a increase in interest expense, and significant increases in noninterest income and expenses In addition, Income tax expense (benefit) for the three months ended March 31, 1998 was ($19,000), compared to $130,000 for the three months ended March 31, 1997.

     Net income for the nine months ended March 31, 1998 was $492,000 compared to a loss of $423,000 for the nine months ended March 31, 1997. The changes were attributable to a non-recurring one time, special deposit insurance assessment of $889,000 and professional fees of $307,000, incurred in the nine months ended March 31, 1997, an increase in net interest income of $1.3 million and an increase in noninterest income of $272,000 for the nine months ended March 31, 1998, as compared to the nine months ended March 31, 1997. Income tax expense for the nine months ended March 31, 1998 was a tax expense of $226,000 compared to a tax benefit of $262,000 for the nine months ended March 31, 1997.

     Net Interest Income. Net interest income for the three months ended March 31, 1998 was $1.6 million, an increase of 39.9% when compared to net interest income of $1.1 million for the three months ended March 31, 1997. This increase of $443,000 was attributable to an increase in total interest-earning assets during the three months ended March 31, 1998 combined with an increase of $221,000 in total interest expense. The decrease of $69,000 in interest expense on deposits was the result of a decrease in the average rate paid on interest-bearing liabilities. The remaining increase in interest expense was the result of increased utilization of a line of credit with the FHLB to further the Company's long range plans for growth and expansion.

     Net interest income for the nine months ended March 31, 1998 was $4.6 million, an increase of 37.7% when compared to net interest income of $3.4 million for the nine months ended March 31, 1997. This increase was attributable to an increase in total interest income of $1.5 million combined with an increase in total interest expense of $200,000. The net interest margin for the nine months ended March 31, 1998 was 2.96% compared to 3.21% for the nine months ended March 31, 1997. The increase in net interest income and decrease in net interest margin was due to an increase in the average volume of interest-earning assets combined with a decrease in average deposit liabilities and an increase in the average rate paid on interest bearing liabilities. The average volume of interest-earning assets increased from $170.3 million for the nine months ended March 31, 1997 to $192.2 million for the nine months ended March 31, 1998, which had the effect of increasing interest income by approximately $411,000. Average interest-earning assets increased , in part, when comparing the nine months ended March 31, 1998 to the nine months ended March 31, 1997 because of the increased purchases of investment securities and the increase in the balance of loans receivable. The average rate paid on interest-bearing liabilities increased during the nine months ended March 31, 1998 from 5.10% to 5.22%.

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

     Provision for Loan Losses. During the year ended June 30, 1997, the Bank's management initiated an extensive internal loan review of all loan files both of the parent and subsidiary. The review resulted in the adoption of more conservative loan loss allowance standards than had been used in the past. This new policy on allowance for loan losses was deemed prudent in establishing credit underwriting standards for future expected lending areas, such as commercial real estate, business and consumer loans, which inherently have more risk. Management made a provision for loan losses in the nine months ended March 31, 1998 of $24,000, compared to a provision for loan loss of approximately $168,000 in the nine months ended March 31, 1997. The allowance for loan losses, after this provision, of $1.5 million, represented 1.38 % of outstanding loans at March 31, 1998. Nonperforming loans as of March 31, 1998 were 1.12% of total loans and below 1.0% at March 31, 1997.

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

     Noninterest Income. Noninterest income is comprised primarily of insurance commissions from sales of credit life insurance, banking service charges, loan origination and commitment fees earned and sales of investment and mortgage-backed securities. Noninterest income for the three months ended March 31, 1998 was $236,000, compared to $71,000 for the three months ended March 31, 1997. This represents an increase of $165,000. This increase is due primarily to increases in loan fees earned as the Bank pursues its long term goals of expanding its loan portfolio, and increases in service fees on deposits.

     Noninterest income for the nine months ended March 31, 1998, was $575,000, compared to $303,000 for the nine months ended March 31, 1997. This represents an increase of $272,000. This increase is due primarily to increases in loan fees earned as a result of more aggressive lending activities and new fee earning banking services offered by the Bank to its deposit customers. In light of the increasingly competitive markets for deposits and loans, management has recently shifted the Bank's deposit taking and loan origination activities to reflect, among other things, the importance of offering valued customer services that generate additional fee income, and it is expected that management will continue this trend for the foreseeable future.

     Noninterest Expense. The major components of noninterest expense are compensation and benefits paid to the Bank's employees and directors, occupancy expense for ownership and maintenance of the Bank's building and furniture and equipment, professional fees related to the sale of FSB and the recruitment of additional managerial staff, and insurance premiums paid to the FDIC for insurance of deposits. Total noninterest expense for the three months ended March 31, 1998 was $1.8 million compared to $900,000 for the three months ended March 31, 1997. Compensation expense, including director and officer retirement plans and other benefits accounted for $211,000 of the total increase in noninterest expenses of $881,000. Other expenses, including total expenses of $130,000 related to the sale of FSB and the conversion of customer accounts in the Monticello branch, were $462,000, compared to $(123,000) for the three months ended March 31, 1997, which resulted from the reclassification of expenses related to the conversion of the Bank from a mutual to a stock association and the formation of the holding company.

     Total noninterest expense for the nine months ended March 31, 1998 was $4.5 million, compared to $4.2 million for the nine months ended March 31, 1997. The largest component of noninterest expense for the nine months ended March 31, 1998 was compensation expense, including director and officer retirement plans and other benefits, which totaled $2.2 million, compared to $1.5 million for the nine months ended March 31, 1997. This increase was attributable to increases in salary expense due to an increase in personnel for future growth, accrual of contributions to an Employee Stock Ownership Plan established in conjunction with the conversion of the Bank to a stock association, and increased directors fees due to additional time incurred by the Board in evaluating and working on various strategic plans for the Bank. Professional fees associated with the sale of FSB amounted to $136,000; other costs associated with the sale, including additional data processing costs and costs to convert customer information totaled $53,000.

Professional fees were incurred in the nine months ended March 31, 1998 and 1997 for personnel placement services to attract key personnel for hire and marketing consultants were approached for market strategies and implementation. During the nine months ended March 31, 1997, amounts were also incurred to facilitate the name change of the Bank to HEARTLAND Community Bank. These expense categories decreased $94,000 during the nine months ended March 31, 1998 compared with the same period in 1997. Overall, noninterest expense increased for the nine month period ended March 31, 1998, compared to the nine-month period ended March 31, 1997, by $1.2 million, exclusive of the FDIC one time, special assessment of $889,000 recognized by the Bank in the nine months ended March 31, 1997. In light of the substantial costs associated with the recent, pending and planned expansions of the Bank's activities, facilities and staff, including the additional costs associated with adding staff, building or renovating branches, introducing new deposit and loan products and services and implementing the planned stock benefit plans after the Conversion, it is expected that the Bank's noninterest expense levels may remain somewhat high relative to the historical levels for the Bank, as well as the prevailing levels for institutions that are not undertaking such expansions, for an indefinite period of time, as management implements the Bank's business strategy. Among the activities planned are increased loan originations in the areas of multi-family residential, commercial real estate, commercial business and consumer loans. Customer products introduced in the current quarter include ATM and debit cards and an expanded deposit account mix. In addition, two new branch facilities were constructed and completed in the quarter ended September 30, 1997. Other existing facilities will be renovated to attract and serve an increased customer base.

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


        Income Taxes. The effective income tax rate for the Bank for the nine months ended March 31, 1998 and 1997 was 31.5% which includes federal and Arkansas tax components. A tax benefit of $262,000 for 1997 and an expense of $226,000 for 1998 were recognized, resulting in an increase of $488,000.

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

                                HCB BANCSHARES, INC.
                                Registrant



Date:  July 26, 1999            /s/ Vida H. Lampkin
                                -----------------------------
                                Vida H. Lampkin
                                Chairman, President and
                                  Chief Executive Officer
                                (Duly Authorized Representative)