Form 10-Q
period 1999-03-31
HCB BANCSHARES INC
filed 1999-08-19
CIK 1029740

                        FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

Mark One
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 2,322,044 shares of common stock issued and outstanding as of July 31, 1999.

                          CONTENTS

PART 1.  FINANCIAL INFORMATION
         ---------------------

    Item 1. Condensed Consolidated Financial Statements

            Condensed Consolidated Statements of Financial
            Condition at March 31, 1999 (unaudited) and June
            30, 1998

            Condensed Consolidated Statements of Income and
            Comprehensive Income for the Three Months and Nine
            Months Ended March 31, 1999 and 1998 (unaudited)

            Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 1999 and 1998
            (unaudited)

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


SIGNATURES

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 1999 (UNAUDITED) AND JUNE 30, 1998
----------------------------------------------------------------

                                                          March 31,           June 30,
ASSETS                                                     1999                 1998
                                                        ------------          --------
Cash and due from banks                                  $  2,847,640        $  1,531,363
Interest-bearing deposits with banks                        5,466,187           2,291,035
                                                         ------------        ------------
               Cash and cash equivalents                    8,313,827           3,822,398

Other interest bearing deposits with banks                  1,234,000           2,782,000
Investment securities:
  Available for sale, at fair value                       142,184,581          99,472,916
  Held to maturity, at amortized cost                                          27,503,257
Loans receivable, net of allowance                        111,794,819         104,580,165
Accrued interest receivable                                 1,684,550           1,839,326
Federal Home Loan Bank stock                                5,309,700           3,448,900
Premises and equipment, net                                 6,207,489           5,601,767
Goodwill, net                                                 375,000             431,250
Real estate held for sale                                     505,746             461,190
Other assets                                                1,459,192           1,010,601
                                                         ------------        ------------
TOTAL                                                    $279,068,904        $250,953,770
                                                         ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                               $143,920,368        $141,931,330
  Federal Home Loan Bank advances                          98,460,992          68,121,068
  Liability to purchase shares for management
    retention plan                                                                846,400
  Advance payments by borrowers for
     taxes and insurance                                      310,630             209,242
  Accrued interest payable                                    776,719             643,887
  Note payable                                                240,000             320,000
  Other liabilities                                           726,385           1,202,919
                                                         ------------        ------------
                        Total liabilities                 244,435,094         213,274,846
                                                         ------------        ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized, 2,645,000 issued, 2,368,044 and
    2,645,000 shares outstanding at March 31, 1999
    and June 30, 1998, respectively                            26,450              26,450
  Additional paid-in capital                               25,997,839          25,861,230
  Unearned ESOP shares                                     (1,534,100)         (1,692,800)
  Unearned MRP shares                                        (437,124)           (578,528)
  Treasury stock, at cost, 276,956 shares                  (2,881,593)
  Accumulated other comprehensive income:
    Unrealized gain (loss) on investment securities
     available for sale, net of tax                          (410,782)             53,907
  Retained earnings                                        13,873,120          14,008,665
                                                         ------------        ------------
                       Total stockholders' equity          34,633,810          37,678,924
                                                         ------------        ------------
TOTAL                                                    $279,068,904        $250,953,770
                                                         ============        ============

  See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
INCOME FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1999
AND 1998 (UNAUDITED)
----------------------------------------------------------------

                                                         Three Months Ended         Nine Months Ended
                                                              March 31,                 March 31,
                                                  -----------------   -------------------
                                                          1999         1998        1999           1998
                                             --------  --------  -------     -------
INTEREST INCOME
  Interest and fees on loans                            $2,321,845    $2,138,676  $ 6,786,842   $ 6,343,006
  Interest and dividends on investments:
    Investment securities                                  427,732       385,369    1,462,617     1,033,804
    Mortgage backed securities                           1,757,907     1,060,075    5,164,507     2,805,911
  Other interest income                                    114,181       224,618      388,010       797,737
                                                        ----------    ----------  -----------   -----------
                 Total interest                          4,621,665     3,808,738   13,801,976    10,980,458

INTEREST EXPENSE:
  Deposits                                               1,611,221     1,804,034    5,020,340     5,515,164
  Federal Home Loan Bank advances                        1,384,517       446,336    4,044,632       799,614
  Note payable                                               4,500         6,000       14,500        19,000
                                                        ----------    ----------  -----------   -----------
                   Total interest expense                3,000,238     2,256,370    9,079,472     6,333,778

NET INTEREST INCOME                                      1,621,427     1,552,368    4,722,504     4,646,680

PROVISION FOR LOAN LOSSES                                                                            24,000
                                                        ----------    ----------  -----------   -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                        1,621,427     1,552,368    4,722,504     4,622,680
                                                        ----------    ----------  -----------   -----------
NONINTEREST INCOME:
  Service charges on deposit accounts                       74,645        75,564      248,293       202,585
  Gain on sales of investment securities                    20,372                    254,015         3,765
  Other                                                    119,192       160,872      321,205       368,886
                                                        ----------    ----------  -----------   -----------
                 Net noninterest income                    214,209       236,436      823,513       575,236

NONINTEREST EXPENSE:
  Salaries and employee benefits                           890,671       717,788    2,576,528     2,154,370
  Net occupancy expense                                    218,129       133,599      570,907       444,055
  Communication, postage, printing and
     office supplies                                       110,798       104,372      300,832       257,374
  Deposit and other insurance premiums                      25,028        55,522       84,740       136,537
  Advertising                                               84,752        32,178      144,135       112,480
  Data processing                                           68,828       107,185      296,732       292,443
  Expenses of officers, directors, and employees,
    including Directors' fees                               67,765        40,557      185,102       163,997
  Professional fees                                        353,716       109,660      842,651       302,356
  Amortization of goodwill                                  18,750        23,291       56,250       104,383
  Other                                                     42,114       461,744      118,100       512,032
                                                        ----------    ----------  -----------   -----------
                 Total noninterest expense               1,880,551     1,785,896    5,175,977     4,480,027

INCOME (LOSS) BEFORE INCOME TAXES                          (44,915)        2,908      370,040       717,889

INCOME TAX PROVISION (BENEFIT)                             (62,631)      (19,348)      29,486       226,356
                                                        ----------    ----------  -----------   -----------
NET INCOME                                              $   17,716    $   22,256  $   340,554   $   491,533


                        (Continued)

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
INCOME FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1999
AND 1998 (UNAUDITED)
----------------------------------------------------------------


                                                         Three Months Ended         Nine Months Ended
                                                              March 31,                 March 31,
                                                  -----------------   ------------------
                                                          1999         1998        1999           1998
                                             --------  --------  -------    -------
OTHER COMPREHENSIVE INCOME (LOSS),
NET OF TAX:
  Unrealized holding gain (loss) on securities
    arising during period                               (614,638)      (80,197)    (210,674)     100,801
  Less reclassification adjustment for
    (gains) losses included in net income                (20,372)            0     (254,015)      (3,765)
                                                      ----------    ----------  -----------   ----------
              Other comprehensive income (loss)         (635,010)      (80,197)    (464,689)      97,036
COMPREHENSIVE INCOME (LOSS)                           $ (617,294)   $  (57,941) $  (124,135)  $  588,569
                                                      ==========    ==========  ===========   ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                          2,326,208     2,465,803   2,392,284     2,458,365

EARNINGS (LOSS) PER SHARE:
  Basic                                               $      0.01   $     0.01      $ 0.14    $     0.20
  Diluted                                             $      0.01   $     0.01      $ 0.14    $     0.20

DIVIDENDS PER SHARE                                   $      0.06   $     0.05      $ 0.18    $     0.11

See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
----------------------------------------------------------------

                                                        Nine Months Ended March 31,
                                                      ---------------------------------
                                                          1999                 1998
                                                      ------------          -----------
OPERATING ACTIVITIES:
  Net income                                           $340,554              $ 491,533
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                        385,469                187,835
    Amortization (accretion) of:
      Deferred loan origination fees                     (4,127)                (1,734)
      Goodwill                                           56,250                104,383
      Premiums and discounts on loans, net                  555                   (463)
      Premiums and discounts on investment
        securities, net                                 268,798                145,251
    Provision for loan loss                                                     24,000
    Net gain on sale of investment securities
      available for sale                               (254,015)               (36,541)
    (Gain) loss on disposal of other assets, net         63,002                (12,437)
    Stock compensation expense                          312,641
    Change in accrued interest receivable               154,776               (366,582)
    Change in accrued interest payable                  132,832                (60,406)
    Change in other assets                             (448,591)              (991,135)
    Change in other liabilities                        (476,534)             1,177,507
                                                   ------------           ------------
            Net cash provided by operating
              activities                                531,610                661,211

INVESTING ACTIVITIES:
  Purchases of investment securities - available
    for sale                                        (74,479,112)           (50,604,901)
  Purchases of Federal Home Loan Bank stock          (1,860,800)              (853,300)
  Purchases of premises and equipment                (1,002,976)              (984,010)
  Proceeds from sales of loans                        8,743,540              1,982,469
  Proceeds from sales or maturity of investment
    securities                                       38,850,638
  Proceeds from maturity of interest bearing
    deposits                                          1,548,000
  Loan originations, net of repayments              (16,189,602)            (7,650,013)
  Proceeds from sale of subsidiary                    3,100,000              3,100,000
  Investment in subsidiary sold                      (3,100,000)            (3,100,000)
  Principal payments on investment securities        19,931,594             26,215,666
  Purchase of core deposit intangible                                         (450,000)
  Proceeds from sale of premises and equipment           13,500
  Proceeds from sale of other assets                                             1,525
  Proceeds from sales of foreclosed assets              134,707                121,044
                                                   ------------           ------------
          Net cash used by investing activities     (24,310,511)           (32,221,520)

                                 (Continued)

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
----------------------------------------------------------------

                                                        Nine Months Ended March 31,
                                                      ---------------------------------
                                                          1999                 1998
                                                      ------------          -----------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                 $  1,989,038          $(10,193,982)
  Advances from Federal Home Loan Bank                  89,038,000            30,103,870
  Repayment of Federal Home Loan Bank advances         (58,698,076)              (56,432)
  Net increase in advance payments by borrowers
    for taxes and insurance                                101,389               146,357
  Repayment of note payable                                (80,000)              (80,000)
  Common stock acquired for stock option benefit
    plan trust                                          (1,629,874)
  Stock purchased for MRP                                 (722,328)
  Purchase of treasury stock                            (1,251,719)
  Dividends paid                                          (476,100)             (264,500)
                                                      ------------          ------------
             Net cash provided  by financing
               activities                               28,270,330            19,655,313

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                       4,491,429           (11,904,996)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                    3,822,398            19,331,825
                                                      ------------          ------------
  End of period                                       $  8,313,827          $  7,426,829
                                                      ============          ============

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

    The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q. Accordingly, they do not include all of the information required by generally accepted accounting principles. The unaudited statements reflect all adjustments which are, in the opinion of management, necessary for fair presentation of the results of operations. The statement of operations for the nine months ended March 31, 1999 is not necessarily indicative of the results that may be expected for the year ending June 30, 1999. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1998, contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

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

NOTE 3 -- EARNINGS PER SHARE

    The weighted average number of common shares used to calculate earnings per share are as follows:

                                      Three months ended        Nine months ended
                                           March 31,               March 31,
                                     --------------------     --------------------
                                       1999        1998         1999       1998
                                     --------    ---------    ---------  ---------
Basic weighted -- average shares     2,326,208   2,465,803    2,392,284  2,458,365
  Effect of dilutive securities          5,191           0            0          0
                                     ---------   ---------    ---------  ---------
  Diluted weighted -- average shares 2,331,399   2,465,803    2,392,284  2,458,365
                                     =========   =========    =========  =========

NOTE 4 -- DECLARATION OF DIVIDENDS

    At their meeting on August 20, 1998, the Board of Directors declared a $.06 per share cash dividend on the common stock of the Company. The cash dividend was paid on September 25, 1998 to the stockholders of record at the close of business on September 10, 1998. At their meeting on November 19, 1998, the Board of Directors declared a $.06 per share cash dividend on the common stock of the Company. The cash dividend was paid on December 30, 1998 to the stockholders of record at the close of business on December 15, 1998. Additionally, at their meeting on February 23, 1999, the Board of Directors declared a $ .06 per share dividend on the common stock of the Company. The cash dividend was paid on March 30, 1999 to the stockholders of record at the close of business on March 16, 1999.

NOTE 5 -- STOCK PURCHASED FOR OPTION BENEFIT TRUST

    During the nine months ended in March 1999, the Company purchased 144,706 shares and placed them in its stock option plan trust. These shares are classified as treasury stock on the accompanying condensed consolidated statement of financial condition, are available for sale and are managed by the trustees specifically for funding stock option benefits provided to key employees. The total number of stock option shares granted as of March 31, 1999 was 311,772 at $9.125 per share and 3,620 at $9.375 per share of which 146,106 were vested.

NOTE 6 -- SUBSEQUENT EVENT DISCLOSURE

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

    The Company and its counsel have reviewed the complaint and intend to contest the allegations vigorously. Management is unable to determine the likelihood of an unfavorable outcome of the suit or the amount of damages that the Company may have to pay, if any. The Company will incur costs through the payment of legal fees and the related costs of litigation. The extent of these costs is not determinable at this time.

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

GENERAL

    The Bank's principal business consists of attracting deposits from the general public and investing those funds in loans collateralized by first mortgages on existing owner-occupied single-family residences in the Bank's primary market area and loans collateralized by, to a lesser but growing extent, commercial and multi-family real estate, consumer loans and commercial business loans. The Bank also maintains a substantial investment portfolio of mortgage-related securities, municipals, and U.S. government and agency securities.

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

    Seven vendors have been identified as "mission critical". All seven have indicated that they are presently year 2000 compliant. The Company's internal operating systems have been tested, and those that failed have been replaced. Replacement systems have been tested and passed. As a result of this process, all of the internal operating systems have been determined to be year 2000 compliant.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1998 AND MARCH
30, 1999

    The Company had consolidated total assets of $279 million and $251 million at March 31, 1999 and June 30, 1998, respectively. During the nine-month period ended March 31, 1999 the Bank experienced an increase in its loan portfolio from $104.6 million at June 30, 1998, to $111.8 million. The Bank's ability to expand its lending base and the size of its loan portfolio continues to be constrained by the lack of strong loan demand and competition. During this same period, investments and mortgage-backed securities and other short-term interest-earning assets increased from $132.0 million at June 30, 1998 to $148.9 million at March 31, 1999. Due to the lack of strong loan demand, investment securities were purchased, primarily with the proceeds of FHLB advances, in order to increase net income and to facilitate improvements in the Bank's interest rate risk management program.

    Deposits increased slightly from $141.9 million at June 30, 1998 to $143.9 million at March 31, 1999. This represents a 1.4
percent increase in deposits.   Although the Bank's level of
deposits has been sufficient to fund its loan demand and provide for adequate liquidity, the deposit market is also competitive. Additionally, the Bank borrowed from the FHLB to fund increases in its investment portfolio. The outstanding balances of FHLB borrowings were $98.5 million and $68.1 million at March 31, 1999 and June 30, 1998, respectively. The result of the borrowings was to reduce interest rate risk by better matching rate indexes and maturities of interest-earning assets to interest-bearing liabilities, and maximize potential interest income while maintaining capital ratios well in excess of required minimums.

    Stockholders' equity amounted to $34.6 million at March 31, 1999, and $37.7 million at June 30, 1998. The changes in equity were primarily due to the purchase of stock for stock option plans, the changes to unrealized gain (loss) on investment securities available for sale, and the Company's net income
earned for the nine-month period ended March 31, 1999.   The
Company also fulfilled its obligation to purchase stock for the management recognition plan. At March 31, 1999, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE-
MONTHS ENDED MARCH 31, 1999 AND 1998

    Net Income. Net income for the three months ended March 31, 1999 was $17,716 compared to $22,256 for the three months ended March 31, 1998. Net income for the nine months ended March 31, 1999 was $340,554 compared to $491,533 for the nine months ended March 31, 1998. Explanations of primary changes to income and expense follow.

    Interest Income. Interest income for the three months ended March 31, 1999 increased $812,927 compared to the three months ended March 31, 1998. Interest income for the nine months ended March 31, 1999 increased $ 2,821,518 compared to the nine months ended March 31, 1998. The increases were primarily due to an increase in the average balance of investment securities.

    Interest Expense. Interest expense for the three months ended March 31, 1999 increased $743,868 compared to the three months ended March 31, 1998. Interest expense for the nine months ended March 31, 1999 increased $2,745,694 compared to the nine months ended March 31, 1998. The increases were primarily due to an increase in the average balance of FHLB advances.

    Provision for Loan Losses. The allowance for loan losses of $1.4 million represented 1.26 percent of outstanding loans at March 31, 1999, which compares to 1.38 percent at June 30, 1998. Loans past due 90 days or more as of March 31, 1999 and June 30, 1998, as a percent of total loans, were 0.99% and 0.75% respectively.

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

    Noninterest Income. Noninterest income is comprised primarily of service charges on deposit accounts, gains on the sales of investment securities, and servicing release fees. Noninterest income for the three months ended March 31, 1999, was $214,209 compared to $236,436 for the three months ended March 31, 1998. Noninterest income for the nine months ended March 31, 1999, was $823,513 compared to $575,236 for the nine months ended March 31, 1998. This increase for the nine-month periods is due primarily to increases in gains on sales of investments and mortgage backed securities, and new fee earning banking services offered by the Bank to its deposit customers. In light of the increasingly competitive markets for deposits and loans, management has continued the shifting of the Bank's deposit taking and loan origination activities to reflect, among other things, the importance of offering valued customer services that generate additional fee income, and it is expected that management will continue this trend for the foreseeable future.

    Noninterest Expense. The major components of noninterest expense are salaries and employee benefits paid to or on behalf of the Bank's employees and directors, occupancy expense for ownership and maintenance of the Bank's buildings, furniture, and equipment, data processing expenses, and professional fees paid to consultants, attorneys, and accountants. Total noninterest expense for the three months ended March 31, 1999 was $1.9 million compared to $1.8 million for the three months ended March 31, 1998. Total noninterest expense for the nine months ended March 31, 1999 was $5.2 million compared to $4.5
million for the nine months ended March 31, 1998.   The increase
was largely due to increases in compensation expense, occupancy expense, and professional fees.

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

    Income Taxes. The effective income tax rate for the Bank for the three months ended March 31, 1999 and 1998 was (139.4)% and (665.3)%, respectively. The effective income tax rate for the Bank for the nine months ended March 31, 1999 and 1998 was 7.97% and 31.5%, respectively. Each rate includes both federal and Arkansas tax components. The variance in the effective rate from the expected statutory rate is due primarily to tax exempt interest.

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

    At March 31, 1999, the Bank had designated all of its securities, with an amortized cost of $142,872,129 and a market value of $142,184,581, as available for sale. In addition to internal sources of funding, the Bank as a member of the FHLB has substantial borrowing authority with the FHLB. The Bank's use of a particular source of funds is based on need, comparative total costs and availability.

    At March 31, 1999, the Bank had outstanding $4.4 million in commitments to originate loans (including unfunded portions of construction loans) and $ 1.0 million in unused lines of credit. At the same date, the total amount of certificates of deposit which were scheduled to mature in one year or less was $ 64.6 million. Management anticipates that the Bank will have adequate resources to meet its current commitments through internal funding sources described above. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

    Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. The risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. The Company's market risk arises primarily from interest rate risk inherent in lending and deposit-taking activities. The Company does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

    The Company measures interest rate risk by computing estimated changes in the net portfolio value (NPV) of cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. These computations estimate the effect on the Bank's NPV of sudden and sustained 100 Basis Points (BP) to 300 BP increases and decreases in market interest rates. The Bank's Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in the Bank's estimated NPV of 25%, 45%, and 65% in the event of assumed immediate and sustained 100 BP to 300 BP increases or decreases in market interest rates, respectively.

    The following table sets forth as of March 31, 1999, the Office of Thrift Supervision's (OTS) estimate of the projected changes in NPV in the event of 100, 200, and 300, BP instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

    BP Change         Estimated Net Portfolio Value       NPV as % of PV of Assets
    in Rates       $ Amount     $ Change      % Change    NPV Ratio      BP Change
    +300            23,862       (7,923)        (25)%       9.27 %        (207) BP
    +200            26,884       (4,901)        (15)%      10.15 %        (120) BP
    +100            29,710       (2,075)         (7)%      10.89 %         (45) BP
      NC            31,785                                 11.35 %
    -100            32,126          341           1%       11.23 %         (12) BP
    -200            31,055         (730)         (2)%      10.67 %         (68) BP
    -300            30,435       (1,350)         (4)%      10.25 %        (110) BP

    Computations of prospective effects of hypothetical interest rate changes are calculated by the OTS from data provided by the Bank and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates. Management cannot predict future interest rates or their effect on the Bank's NPV in the future. Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

    The Bank's Board of Directors is responsible for reviewing the asset and liability policies. The Board meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratios and requirements. The Bank's management is responsible for administering the policies and determinations of the Board of Directors with respect to the Bank's asset and liability goals and strategies. Management expects that the Bank's asset and liability policies and strategies will continue as described above so long as competitive and regulatory conditions in the financial institution industry and market interest rates continue as they have in recent years.

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

         None.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

         Exhibit 27     Financial Data Schedule

         Reports on Form 8-K

         The company filed an 8-K on February 24, 1999 reporting under Item 5 that it had been informed by Nasdaq on February 2, 1999, that effective at the close of business on February 2, 1999 the Registrant's common stock was delisted from the Nasdaq stock market.

                      SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            HCB BANCSHARES, INC.
                            Registrant



Date:  August 19, 1999      By: /s/ Vida H. Lampkins
                                --------------------------------
                                Vida H. Lampkin
                                Chairman, President and
                                Chief Executive Officer


Date:  August 19, 1999      By: /s/ Scott A. Swain
                                --------------------------------
                                Scott A. Swain
                                Vice President and
                                Chief Financial Officer