Form 10-Q
period 1998-12-31
HCB BANCSHARES INC
filed 1999-08-20
CIK 1029740

                        FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

Mark One
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1998

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

    Item 1. Condensed Consolidated Financial Statements
            -------------------------------------------

            Condensed Consolidated Statements of Financial
            Condition at December 31, 1998 (unaudited) and June
            30, 1998

            Condensed Consolidated Statements of Income and
            Comprehensive Income for the Three Months and Six
            Months Ended December 31, 1998 and 1997 (unaudited)

            Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1998 and 1997
            (unaudited)

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


SIGNATURES

                HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1998 (UNAUDITED) AND JUNE 30, 1998
----------------------------------------------------------------

                                                        December 31,          June 30,
ASSETS                                                     1998                 1998
                                                        ------------          --------
Cash and due from banks                                 $  2,869,831        $  1,531,363
Interest-bearing deposits with banks                       4,303,925           2,291,035
                                                        ------------        ------------
               Cash and cash equivalents                   7,173,756           3,822,398

Other interest bearing deposits with banks                 1,750,000           2,782,000
Investment securities:
  Available for sale, at fair value                      146,801,198          99,472,916
  Held to maturity, at amortized cost                                         27,503,257
Loans receivable, net of allowance                       108,183,076         104,580,165
Accrued interest receivable                                1,853,089           1,839,326
Federal Home Loan Bank stock                               5,238,700           3,448,900
Premises and equipment, net                                5,815,502           5,601,767
Goodwill, net                                                393,750             431,250
Real estate held for sale                                    445,190             461,190
Other assets                                               1,210,501           1,010,601
                                                        ------------        ------------
TOTAL                                                   $278,864,762        $250,953,770
                                                        ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                              $142,165,710        $141,931,330
  Federal Home Loan Bank advances                         97,973,884          68,121,068
  Liability to purchase shares for
    management retention plan                                                    846,400
  Advance payments by borrowers for taxes and insurance      241,694             209,242
  Accrued interest payable                                   768,841             643,887
  Note payable                                               240,000             320,000
  Other liabilities                                          965,735           1,202,919
                                                        ------------        ------------
                        Total liabilities                242,355,864         213,274,846
                                                        ------------        ------------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000
    shares authorized, 2,645,000 issued,
    2,495,294 and 2,645,000 shares outstanding at             26,450              26,450
    December 31, 1998 and June 30, 1998, respectively
  Additional paid-in capital                              26,001,595          25,861,230
  Unearned ESOP shares                                    (1,587,000)         (1,692,800)
  Unearned MRP shares                                       (481,856)           (578,528)
  Treasury stock, at cost, 149,706 shares                 (1,688,624)
  Accumulated other comprehensive income:
    Unrealized gain on investment securities
      available for sale, net of tax                         224,229              53,907
  Retained earnings                                       14,014,104          14,008,665
                                                        ------------        ------------
                       Total stockholders' equity         36,508,898          37,678,924
                                                        ------------        ------------
TOTAL                                                   $278,864,762        $250,953,770
                                                        ============        ============

See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
INCOME FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31,
1998 AND 1997
(UNAUDITED)
----------------------------------------------------------------

                                                         Three Months Ended          Six Months Ended
                                                            December 31,               December 31,
                                                  -----------------   -----------------
                                                          1998         1997        1998         1997
                                             --------  --------  -------   -------
INTEREST INCOME
  Interest and fees on loans                            $2,218,325   $2,091,096  $4,464,997  $4,204,330
  Interest and dividends on investments:
    Investment securities                                  478,345      312,472   1,034,885     648,435
    Mortgage backed securities                           1,828,154      857,442   3,406,600   1,745,836
  Other interest income                                    130,830      285,661     273,829     573,119
                                                        ----------   ----------  ----------  ----------
                 Total interest income                   4,655,654    3,546,671   9,180,311   7,171,720

INTEREST EXPENSE:
  Deposits                                               1,682,063    1,842,660   3,409,119   3,711,130
  Federal Home Loan Bank advances                        1,433,716      196,916   2,660,115     353,278
  Note payable                                               4,500        6,000      10,000      13,000
                                                        ----------   ----------  ----------  ----------
                   Total interest expense                3,120,279    2,045,576   6,079,234   4,077,408

NET INTEREST INCOME                                      1,535,375    1,501,095   3,101,077   3,094,312
                                                        ----------   ----------  ----------  ----------

PROVISION FOR LOAN LOSSES                                                 4,451                  24,000

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                        1,535,375    1,496,644   3,101,077   3,070,312

NONINTEREST INCOME:
  Service charges on deposit accounts                       93,425       71,669     173,648     127,021
  Gain on sales of investment securities                   113,900       11,823     233,642      26,930
  Other                                                    100,986      101,436     202,016     184,849
                                                        ----------   ----------  ----------  ----------
                 Net noninterest income                    308,311      184,928     609,306     338,800

NONINTEREST EXPENSE:
  Salaries and employee benefits                           872,289      730,005   1,685,858   1,436,582
  Net occupancy expense                                    196,150      155,228     352,778     310,456
  Communication, postage, printing and
     office supplies                                       110,006      114,612     190,035     153,002
  Deposit and other insurance premiums                      41,691       41,205      59,712      81,015
  Advertising                                               31,103       43,810      59,383      80,302
  Data processing                                          147,017      103,773     227,904     185,258
  Expenses of officers, directors, and employees,
    including Directors' fees                               63,476       67,325     117,337     123,440
  Professional fees                                        359,096      135,965     488,935     192,696
  Amortization of goodwill                                  18,750                   37,500
  Other                                                     49,521       75,215      75,985     131,380
                                                        ----------   ----------  ----------  ----------
                 Total noninterest expense               1,889,099    1,467,138   3,295,427   2,694,131

INCOME (LOSS) BEFORE INCOME TAXES                          (45,413)     214,434     414,956     714,981

INCOME TAX PROVISION (BENEFIT)                             (58,068)      73,286      92,117     245,704

NET INCOME                                              $   12,655   $  141,148  $  322,839  $  469,277

                             (Continued)

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
INCOME FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
(UNAUDITED)
----------------------------------------------------------------

                                                        Three Months Ended        Six Months Ended
                                                            December 31,             December 31,
                                                  -----------------   -----------------
                                                          1998         1997        1998         1997
                                             --------  --------  -------   -------
OTHER COMPREHENSIVE INCOME (LOSS),
NET OF TAX:
  Unrealized holding gain (loss) on securities
    arising during period                             (341,820)      187,686      403,964     204,163
  Less reclassification adjustment for gains included
    in net income                                     (113,900)      (11,823)    (233,642)    (26,930)
                                                      --------    ----------   ----------     -------

              Other comprehensive income (loss)       (455,720)      175,863      170,322     177,233


COMPREHENSIVE INCOME (LOSS)                         $ (443,065)   $  317,011   $  493,161  $  646,510


WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                        2,388,538     2,458,365    2,424,061   2,454,646

EARNINGS PER SHARE:
  Basic                                             $     0.01    $     0.06   $     0.13  $     0.19
  Diluted                                           $     0.01    $     0.06   $     0.13  $     0.19

DIVIDENDS PER SHARE                                 $     0.06    $     0.05   $     0.12  $     0.05


 See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)
----------------------------------------------------------------

                                                         Six Months Ended December 31,
                                                      ---------------------------------
                                                          1998                 1997
                                                      ------------          -----------
OPERATING ACTIVITIES:
  Net income                                          $    322,839          $  469,277
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                           236,001             147,111
    Amortization (accretion) of:
      Deferred loan origination fees                        (4,343)              9,809
      Goodwill                                              37,500              81,092
      Premiums and discounts on loans, net                   1,649              (3,269)
      Premiums and discounts on investment securities,
         net                                               168,051              98,972
    Provision for loan loss                                                     24,000
    Net gain on sale of investment securities
      available for sale                                  (233,642)            (26,930)
    Gain on disposal of other assets, net                   19,905             (13,962)
    Stock compensation expense                             218,765              80,906
    Change in accrued interest receivable                  (13,763)           (170,774)
    Change in accrued interest payable                     124,954             (57,381)
    Change in other assets                                (199,900)         (1,210,408)
    Change in other liabilities                           (237,184)            826,607
                                                      ------------        ------------
            Net cash provided by operating activities      440,832             255,050

INVESTING ACTIVITIES:
  Purchases of investment securities -- available for
    sale                                               (64,390,400)        (21,817,948)
  Purchases of Federal Home Loan Bank stock             (1,789,800)            (23,000)
  Purchases of premises and equipment                     (462,052)         (1,228,744)
  Proceeds from sales of loans                           4,367,696           2,122,353
  Proceeds from sales or maturity of investment
    securities                                          30,592,669
  Proceeds from maturity of interest bearing deposits    1,032,000
  Loan originations, net of repayments                  (8,098,709)         (8,005,364)
  Principal payments on investment securities           14,199,619          20,584,483
  Proceeds from sale of premises and equipment              13,500
  Proceeds from sales of foreclosed assets                 134,707             122,569
                                                      ------------        ------------
          Net cash used by investing activities        (24,400,770)         (8,245,651)

                                  (Continued)

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)
----------------------------------------------------------------

                                                         Six Months Ended December 31,
                                                      ---------------------------------
                                                          1998                 1997
                                                      ------------          -----------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                 $     234,380         $(2,734,801)
  Advances from Federal Home Loan Bank                   73,250,000           6,109,072
  Repayment of Federal Home Loan Bank advances          (43,397,184)
  Net decrease in advance payments by borrowers
    for taxes and insurance                                  32,452              26,726
  Repayment of note payable                                 (80,000)            (80,000)
  Common stock acquired for stock option benefit
    plan trust                                           (1,629,874)
  Stock purchased for MRP                                  (722,328)
  Purchase of treasury stock                                (58,750)
  Dividends paid                                           (317,400)           (132,250)
                                                       ------------        ------------

             Net cash provided by financing activities   27,311,296           3,188,747

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                        3,351,358          (4,801,854)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                     3,822,398          19,331,825
                                                       ------------        ------------
  End of period                                        $  7,173,756        $ 14,529,971
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

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q. Accordingly, they do not include all of the information required by generally accepted accounting principles. The unaudited statements reflect all adjustments which are, in the opinion of management, necessary for fair presentation of the results of operations. The statement of operations for the six months ended December 31, 1998 is not necessarily indicative of the results that may be expected for the year ending June 30, 1999. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1998, contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

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

NOTE 3 -- EARNINGS PER SHARE

     The weighted average number of common shares used to calculate earnings per share are as follows:

                                          Three months ended                 Six months ended
                                             December 31,                        December 31,
                                  ----------------------            -----------------------
                                          1998          1997                  1998          1997
                                  ---------    ---------            ---------     ---------
Basic weighted   average shares          2,388,538    2,458,365            2,424,061     2,454,646
  Effect of dilutive securities                  0            0                    0             0
                                         ---------    ---------            ---------     ---------
  Diluted weighted   average shares      2,388,538    2,458,365            2,424,061     2,454,646


NOTE 4 -- DECLARATION OF DIVIDENDS

     At their meeting on August 20, 1998, the Board of Directors declared a $.06 per share cash dividend on the common stock of the Company. The cash dividend was paid on September 25, 1998 to the stockholders of record at the close of business on September 10, 1998. Additionally, at their meeting on November 19, 1998, the Board of Directors declared a $.06 per share cash dividend on the common stock of the Company. The cash dividend was paid on December 30, 1998 to the stockholders of record at the close of business on December 15, 1998.

NOTE 5 -- STOCK PURCHASED FOR OPTION BENEFIT TRUST

     During the months of August and September of 1998, the Company purchased 72,369 shares of its common stock for its stock option plan trust. During the months of November and December of 1998, the Company purchased an additional 72,337 shares for its stock option plan trust. These shares are classified as treasury stock on the accompanying condensed consolidated statement of financial condition, are available for sale and are managed by the trustees specifically for funding stock option benefits provided to key employees. The total number of stock option shares granted as of December 31, 1998 was 306,172 at $9.125 per share of which 72,369 were vested.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND JUNE
30, 1998

     The Company had consolidated total assets of $279 million and $251 million at December 31, 1998 and June 30, 1998, respectively. During the six-month period ended December 31, 1998 the Bank experienced an increase in its loan portfolio from $104.6 million at June 30, 1998, to $108.2 million. The Bank's ability to expand its lending base and the size of its loan portfolio continues to be constrained by the lack of strong loan demand and competition. During this same period, investments and mortgage-backed securities and other short-term interest-earning assets increased from $132.0 million at June 30, 1998 to $152.9 million at December 31, 1998. Due to the lack of strong loan demand, investment securities were purchased primarily with the proceeds of FHLB advances in order to increase net income and to facilitate improvements in the Bank's interest rate risk management program.

     Deposits increased slightly from $141.9 million at June 30, 1998 to $142.2 million at December 31, 1998. This represents a
 .2 percent increase in deposits.   Although the Bank's level of
deposits has been sufficient to fund its loan demand and provide for adequate liquidity, the deposit market is also competitive. The Bank borrowed from the FHLB to fund increases in its investment portfolio. The outstanding balances of FHLB borrowings were $98.0 million and $68.1 million at December 31, 1998 and June 30, 1998, respectively. The result of the borrowings was to reduce interest rate risk by better matching rate indexes and maturities of interest-earning assets to interest-bearing liabilities, and maximize potential interest income while maintaining capital ratios well in excess of required minimums.

     Stockholders' equity amounted to $36.5 million at December 31, 1998, and $37.7 million at June 30, 1998. The changes in equity were primarily due to the Company's net income earned for the six-month period ended December 31, 1998, the purchase of stock for stock benefit plans, and the changes to unrealized
gain on investment securities available for sale.   The Company
also fulfilled its obligation to purchase stock for the management recognition plan and bought shares for potential use for its stock option plan. At December 31, 1998, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX-MONTHS
ENDED DECEMBER 31, 1998 AND 1997

     Net Income. Net income for the three months ended December 31, 1998 was $12,655 compared to $141,148 for the three months ended December 31, 1997. Net income for the six months ended December 31, 1998 was $322,839 compared to $469,277 for the six months ended December 31, 1997. Explanations of primary changes to income and expense follow.

     Interest Income. Interest income for the three months ended December 31, 1998 increased $1,108,983, compared to the three months ended December 31, 1997. Interest income for the six months ended December 31, 1998 increased $2,008,591 compared to the six months ended December 31, 1997. The increases were primarily due to an increase in the average balance of investment securities.

     Interest Expense. Interest expense for the three months ended December 31, 1998 increased $1,074,703 compared to the three months ended December 31, 1997. Interest expense for the six months ended December 31, 1998 increased $2,001,826 compared to the six months ended December 31, 1997. The increases were primarily due to an increase in the average balance of FHLB advances.

     Provision for Loan Losses. The allowance for loan losses of $1.5 million represented 1.32 percent of outstanding loans at December 31, 1998, which compares to 1.38 percent at June 30, 1998. Loans past due 90 days or more as of December 31, 1998 and June 30, 1998, as a percent of total loans, were 1.21% and 0.75% respectively.

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

     Noninterest Income. Noninterest income is comprised primarily of service charges on deposit accounts, gains on the sales of investment securities, and servicing release fees. Noninterest income for the three months ended December 31, 1998, was $308,311, compared to $184,928 for the three months ended December 31, 1997. Noninterest income for the six months ended December 31, 1998, was $609,306 compared to $338,800 for the six months ended December 31, 1997. This increase is due primarily to increases in gains on sales of investments and mortgage backed securities, and new fee earning banking services offered by the Bank to its deposit customers. In light of the increasingly competitive markets for deposits and loans, management has continued the shifting of the Bank's deposit taking and loan origination activities to reflect, among other things, the importance of offering valued customer services that generate additional fee income, and it is expected that management will continue this trend for the foreseeable future.

     Noninterest Expense. The major components of noninterest expense are salaries and employee benefits paid to or on behalf of the Bank's employees and directors, occupancy expense for ownership and maintenance of the Bank's buildings, furniture, and equipment, data processing expenses, and professional fees paid to consultants, attorneys, and accountants. Total noninterest expense for the three months ended December 31, 1998 was $1.9 million, compared to $1.5 million for the three months ended December 31, 1997. Total noninterest expense for the six months ended December 31, 1998 was $3.3 million compared to $2.7
million for the six months ended December 31, 1997.   The
increase was largely due to increases in compensation expense, communication expense, and professional fees.

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

     Income Taxes. The effective income tax rate for the Bank for the three months ended December 31, 1998 and 1997 was (127.9)% and 34.2%, respectively. The effective income tax rate for the six months ended December 31, 1998 and 1997 was 22.2% and 34.4%, respectively. Each rate includes both federal and Arkansas tax components. The variance in the effective rate from the expected statutory rate is due primarily to tax exempt interest.

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

     At December 31, 1998, the Bank had designated all of its securities, with an amortized cost of $146,421,840 and a market value of $146,801,198, as available for sale. In addition to internal sources of funding, the Bank as a member of the FHLB has substantial borrowing authority with the FHLB. The Bank's use of a particular source of funds is based on need, comparative total costs and availability.

     At December 31, 1998, the Bank had outstanding $9.5 million in commitments to originate loans (including unfunded portions of construction loans) and $ .4 million in unused lines of credit. At the same date, the total amount of certificates of deposit which were scheduled to mature in one year or less was $61.9 million. Management anticipates that the Bank will have adequate resources to meet its current commitments through internal funding sources described above. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

     For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's June 30, 1998 10-K. There has been no material change in the Company's asset and liability position, or the market value of the Bank's portfolio equity since June 30, 1998.

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

         None.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

         Exhibit 27   Financial Data Schedule

         Reports on Form 8-K

         The Company filed an 8-K on October 8, 1998 reporting under Item 4 a change in its Certifying Accountant.

         The Company filed an 8-K on November 24, 1998 reporting under Item 5 that it had received notice from the Nasdaq that Nasdaq had scheduled a hearing for December 18, 1998 regarding the possible removal of the Company's common stock from listing on the Nasdaq National Market as a result of the Registrant's failure to file on a timely basis its Annual Report on Form 10-K for the year ended June 30, 1998.

                      SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            HCB BANCSHARES, INC.
                            Registrant



Date:  August 17, 1999      By: /s/ Vida H. Lampkins
                                --------------------------------
                                Vida H. Lampkin
                                Chairman, President and
                                Chief Executive Officer


Date:  August 17, 1999      By: /s/ Scott A. Swain
                                --------------------------------
                                Scott A. Swain
                                Vice President and
                                Chief Financial Officer