Form 10-K405
period 1999-06-30
HCB BANCSHARES INC
filed 1999-09-28
CIK 1029740

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

                         Commission File Number: 0-22423

                              HCB BANCSHARES, INC.
                    ---------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Oklahoma                                           62-1670792
 --------------------------------------------                -------------------
(State or Other Jurisdiction of Incorporation                  (I.R.S. Employer
or Organization)                                             Identification No.)

  237 Jackson Street, Camden, Arkansas                            71701-3941
----------------------------------------                     -------------------
(Address of Principal Executive Offices)                          (Zip Code)

       Registrant's telephone number, including area code: (870) 836-6841
                                                           --------------

         Securities registered pursuant to Section (b) of the Act: None

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, as of a specified date within the past 60 days: $12,587,729 (1,307,816 shares at the last sale price on August 31, 1999 ($9.625 per share); for this purpose, directors, executive officers and 5% stockholders have not been deemed to be non-affiliates).

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,294,821 shares of common stock as of August 31, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1999. (Part II)

     2. Portions of Proxy Statement for the 1999 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     HCB BANCSHARES, INC. HCB Bancshares, Inc. ("Bancshares") was incorporated under the laws of the State of Oklahoma in December 1996 at the direction of the Board of Directors of HEARTLAND Community Bank (the "Bank") for the purpose of serving as a savings institution holding company of the Bank, upon the acquisition of all of the capital stock issued by the Bank upon its conversion from mutual to stock form, which was completed on April 30, 1997 (the "Conversion"). The consolidated financial statements include the accounts of Bancshares and the Bank and are collectively referred to as the "Company". All significant intercompany balances and transactions have been eliminated in consolidation.

     Prior to the Conversion, Bancshares did not engage in any material operations. Since the Conversion, Bancshares has had no significant assets other than the outstanding capital stock of the Bank, a portion of the net proceeds of the Conversion and notes receivable, one of which is from the Employee Stock Ownership Plan ("ESOP"). Bancshares principal business is the business of the Bank. At June 30, 1999, the Company had consolidated total assets of $285.4 million, savings deposits of $146.3 million and stockholders' equity of $32.1 million, or 11.3% of total assets.

     The holding company structure permits Bancshares to expand the financial services currently offered through the Bank. As a holding company, Bancshares has greater flexibility than the Bank to diversify its business activities through existing or newly formed subsidiaries or through acquisition or merger with other financial institutions. Bancshares is classified as a unitary savings institution holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"). As long as Bancshares remains a unitary savings institution holding company, under current law it can diversify its activities in such a manner as to include any activities allowed by law or regulation to a unitary savings institution holding company. See "Regulation -- Regulation of Bancshares -- Activities Restrictions."

     The Company's executive offices are located at 237 Jackson Street, Camden, Arkansas 71701-3941, and its telephone number is (870) 836-6841.

     HEARTLAND COMMUNITY BANK. HEARTLAND Community Bank was organized as a federally chartered mutual savings and loan association named "First Federal Savings and Loan Association of Camden" ("First Federal") in 1933, and in 1934 it became a member of the FHLB system and obtained federal deposit insurance. In May 1996, First Federal acquired the former Heritage Bank, FSB, which retained its separate federal savings bank charter and deposit insurance as a wholly owned subsidiary of First Federal (in order to facilitate possible future branch expansion, in the event the Bank ever becomes subject to Arkansas branching restrictions, which at that time were based on the home office location of each separately chartered banking institution), but whose business operations were fully integrated with those of First Federal. In September 1996, First Federal and Heritage changed their names to HEARTLAND Community Bank and HEARTLAND Community Bank, F.S.B., respectively.

     On February 23, 1998 the Bank sold all of the shares of stock of Heritage Banc Holding, Inc., parent of its subsidiary savings bank, HEARTLAND Community Bank, FSB ("FSB"), pursuant to an agreement between the Bank and the Bank of the Ozarks, Inc. ("BOO"). Upon completion of the transaction and pursuant to the terms of the agreement, the Bank acquired the loans and certain other assets and non-deposit liabilities of the Little Rock, Arkansas branch of FSB and all assets and liabilities of the Monticello, Arkansas branch and the Bryant, Arkansas loan production office of FSB and BOO acquired the savings deposits and premises and equipment of the Little Rock, Arkansas branch of FSB, as well as FSB's holding company charter and stock. This transaction was substantively a branch sale. Also at such time, Bancshares became a unitary rather than a multiple savings institution holding company.

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

     On a going forward basis, the Bank's current business strategy, as developed and adopted by all of the Bank's directors, officers and employees, incorporates the following key elements: (i) remaining an independent community-oriented financial institution by continuing to provide the quality service that only a locally based institution and its dedicated staff can deliver, including the possible retention of additional executive officers in the future as the Bank's growth and other needs may warrant; (ii) strengthening the Bank's core deposit base and decreasing interest costs and increasing fee income by expanding the Bank's deposit facilities and products, including the addition and expansion of branch offices, the installation of ATMs, the introduction of debit cards and an emphasis on attracting consumer demand deposits; (iii) increasing loan yields and fee income while maintaining asset quality by emphasizing the origination of higher yielding and shorter term loans, especially commercial and multi-family real estate loans and consumer and commercial business loans, for the Bank's portfolio while increasingly originating lower yielding longer term single-family residential loans principally for resale to investors; (iv) using the capital raised in the Conversion to support the Bank's future growth; and, (v) complementing the Bank's internally generated growth, by potentially acquiring one or more banking institutions or other financial companies if attractive opportunities arise. While it is expected that the Bank may experience especially high deposit and loan growth in the relatively high income and growth segments of the Bank's primary market area, particularly in the Sheridan, Monticello and Bryant areas, management expects to find significant deposit growth and lending opportunities throughout central and southern Arkansas.

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

PROPOSED LEGISLATIVE AND REGULATORY CHANGES

     Both the U.S. House of Representatives and Senate have passed legislation which calls for the modernization of the banking system and which would significantly affect the operations and regulatory structure of the financial services industry, including savings institutions like the Bank. At this time, management does not know what form the final legislation might take, or if enacted into law, how the legislation would affect the Company's business and competitive environment. For additional information on the provisions of this legislation, see "Regulation of the Bank -- Proposed Legislative and Regulatory Changes."

MARKET AREA

     Management considers the Bank's primary market area to comprise the following counties in Arkansas: Calhoun, Cleveland, Dallas, Drew, Grant, Saline and Ouachita. To a lesser extent, the Bank accepts savings deposits and offers loans throughout the remainder of central and southern Arkansas.

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

     The economies in the Bank's primary market area include a variety of industries, including manufacturing, government, services and retail trade. Important employers include International Paper and Georgia Pacific in the timber industry and Lockheed Martin and Atlantic Research in the defense industry, SAU Tech and UA-Monticello.

COMPETITION

     The Bank experiences substantial competition both in attracting and retaining savings deposits and in the making of mortgage and other loans.

     Direct competition for savings deposits comes from other savings institutions, credit unions, and both regional and local commercial banks. Significant competition for the Bank's other deposit products and services comes from money market mutual funds and brokerage firms. The primary factors in competing for loans are loan products, interest rates and the quality of personal service. Competition for origination of real estate loans normally comes from other savings institutions, commercial banks, credit unions and mortgage companies.

     The Bank's primary competition comes from institutions headquartered in the Bank's primary market area and from various non-local commercial banks that have branch offices located in the Bank's primary market area. Competing financial institutions offer a wide variety of deposit and loan products. Management's principal competitive strategy has been to emphasize quality customer service.

LENDING ACTIVITIES

     The Bank's principal lending activity consists of the origination of loans secured by mortgages on existing single-family residences in the Bank's primary market area. The Bank also makes commercial and multi-family real estate loans and a variety of consumer and commercial business loans. Management expects to continue and to expand on these types of lending.

     With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the institution is in compliance with its fully phased-in capital requirements;
(iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. At June 30, 1999, the maximum aggregate amount that the Bank could have lent to any one borrower under the 15% limit was $4.6 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was $3.8 million. However, Bancshares may participate in loans to one borrower thereby permitting loans to one borrower to be made by the Bank and Bancshares lending together that exceed the Bank's regulatory loan limit. At June 30, 1999, the Bank's and Bancshares' loans to the borrower referred to above totaled approximately $6.2 million with Bancshares carrying $2.4 million of the loan.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth information regarding the composition of the Bank's loan portfolio by type of loan at the dates indicated. At June 30, 1999, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                                          At June 30,
                                          ------------------------------------------------------------------------
                                                    1999                     1998                    1997
                                           ---------------------     -------------------      -----------------
                                           Amount            %       Amount          %        Amount        %
                                           ------          -----     ------        -----      ------      -----
Type of Loan
------------
Real estate loans:
  One- to four-family residential         $ 53,622,417    43.74%   $ 49,267,399    44.75%   $ 62,340,601   60.90%
  Multi-family loans                         9,226,426     7.53      12,577,034    11.43       8,873,156    8.67
  Non-residential                           41,907,368    34.18      35,321,040    32.08      18,814,701   18.38
  Loans to facilitate sale of
    foreclosed real estate                          --       --         473,476     0.43         616,660    0.60
  Land and other mortgage loans              3,547,514     2.89         598,860     0.54         483,236    0.47
Consumer loans:
  Loans secured by savings deposits          2,021,141     1.65       2,215,441     2.01       2,434,621    2.38
  Home improvement                             125,990     0.10       1,291,174     1.17       1,665,244    1.63
  Auto                                       4,269,898     3.48       4,070,750     3.70       2,399,648    2.34
  Other consumer                             2,517,190     2.05       1,569,076     1.43       2,629,442    2.58
Commercial                                   5,367,611     4.38       2,708,927     2.46       2,101,963    2.05
                                          ------------  -------    ------------   ------    ------------  ------
    Total                                 $122,605,555   100.00%   $110,093,177   100.00%   $102,359,272  100.00%
                                          ------------  -------    ------------   ------    ------------  ------

Less:
  Loans in process                        $  6,150,810             $  3,921,787              $ 2,057,095
  Deferred loan fees and discounts            (37,339)                  122,679                  167,069
  Allowance for loan losses                  1,329,201                1,468,546                1,492,473
                                          ------------             ------------              -----------
  Total                                   $115,162,883             $104,580,165              $98,642,635
                                          ============             ============              ===========



                                                            At June 30,
                                       -----------------------------------------------------
                                                   1996                       1995
                                       ------------------------     ------------------------
                                       Amount                %      Amount               %
                                       ------               ---     ------              ---
Type of Loan
------------
Real estate loans:
  One- to four-family residential      $  61,650,286      70.79%    $ 36,844,183       65.23%
  Multi-family loans                       6,819,212       7.83        4,928,219        8.73
  Non-residential                         13,746,549      15.78       11,367,097       20.12
  Loans to facilitate sale of
    foreclosed real estate                   720,749       0.83        1,144,993        2.03
  Land and other mortgage loans               36,944       0.04           53,044        0.09
Consumer loans:
  Loans secured by savings deposits        1,832,180       2.10        1,623,155        2.87
  Home improvement                           204,776       0.24            5,340        0.01
  Auto                                       786,656       0.90           42,070        0.07
  Other consumer                             418,027       0.48          344,452        0.61
Commercial                                   880,311       1.01          132,877        0.24
                                       -------------     ------     ------------      ------
    Total                              $  87,095,690     100.00%    $ 56,485,430      100.00%
                                       -------------     ------     ------------      ------

Less:
  Loans in process                     $   1,544,097                $    529,862
  Deferred loan fees and discounts           137,335                     114,097
  Allowance for loan losses                1,283,234                     728,491
                                       -------------                ------------
  Total                                $  84,131,024                $ 55,112,980
                                       =============                ============

z
     LOAN MATURITY SCHEDULES. The following table sets forth information regarding dollar amounts of loans maturing in the Bank's portfolio based on their contractual terms to maturity, at June 30, 1999. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause the Bank's repayment experience to differ from that shown below.

                                                                       Due After
                                                    Due Within        One Through         Due After
                                                     One Year         Five Years         Five Years       Total
                                                    ----------        -----------        ----------       -----
                                                                      (In thousands)
Real estate loans:
  One- to four-family mortgage  loans..........    $      4,745    $        7,998      $      40,879   $    53,622
  Other mortgage loans.........................          10,417            17,975             26,290        54,682
Commercial loans...............................           2,901             1,075              1,392         5,368
Consumer loans:
  Loans secured by savings deposits............           1,617               362                 42         2,021
  Other.......................................              932             5,070                911         6,913
                                                   ------------    --------------      -------------   -----------
     Total.....................................    $     20,612    $       32,480      $      69,514   $   122,606
                                                   ============    ==============      =============   ===========


     The following table sets forth dollar amounts of loans due one year or more after June 30, 1999 that had predetermined interest rates and that had adjustable interest rates at that date.


                                                                    Predetermined        Floating or
                                                                        Rates          Adjustable Rates     Total
                                                                    -------------      ----------------    -------
                                                                                        (In thousands)
        Real estate loans:
          One- to four-family mortgage loans.................      $      39,693        $       9,184    $    48,877
          Other mortgage loans...............................             21,107               23,158         44,265
        Commercial loans.....................................              2,432                   35          2,467
        Consumer loans:
          Loans secured by savings deposits..................                404                   --            404
          Other consumer loans...............................              5,981                   --          5,981
                                                                   -------------        -------------    -----------
            Total............................................      $      69,617        $      32,377    $   101,994
                                                                   =============        =============    ===========

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

                                                                                 Year Ended June 30,
                                                      ------------------------------------------------------------------
                                                             1999                       1998                 1997
                                                         -----------               ------------            ---------
Loans originated:
  Real estate loans:
    One- to four-family residential..............     $       24,486,365        $      9,242,608      $        9,175,000
    Other mortgage loans.........................             18,804,077              19,404,722              11,579,200
  Commercial loans...............................              7,350,903               3,098,085
  Consumer loans.................................              5,380,714               5,437,188               4,276,008
                                                      ------------------        ----------------      ------------------
     Total loans originated......................     $       56,022,059        $     37,182,603      $       25,030,208
                                                      ==================        ================      ==================
Loans purchased:
  Real estate loans..............................     $               --        $      8,257,199      $        1,305,000
                                                      ==================        ================      ==================

Loans sold.......................................     $       13,140,464        $      4,952,961      $        1,084,100
                                                      ==================        ================      ==================


     The Bank has increased both its scope of loan products offered and its loan origination efforts, including the addition of new consumer and commercial business loan offerings with an increased emphasis on the origination of such loans and commercial and multi-family real estate loans.

     The Bank has purchased loans from established and reputable loan originators from time to time to supplement the Bank's internally generated originations. Historically, substantially all of the Bank's loan purchases have been from one large homebuilder with which the Bank has a long-standing relationship. The Bank's experience with its purchased loans has been successful. In light of the Bank's increased loan originations, management has reduced the Bank's loan purchasing activities.

     The Bank originates long term, fixed-rate, single-family loans and sells them to investors in the secondary market. Management expects the Bank to increase its origination of selected types of loans that do not meet the Bank's loan portfolio needs, such as long-term fixed-rate residential mortgage loans for sale to investors.

     ONE- TO FOUR-FAMILY RESIDENTIAL LENDING. Historically, the Bank's principal lending activity has been the origination of fifteen-year fixed-rate first mortgage loans in the Bank's primary market area. The purchase price or appraised value of most of such residences generally has been between $50,000 and $200,000, with the Bank's loan amounts averaging approximately $44,000. At June 30, 1999, $53.7 million, or 43.7%, of the Bank's total loans were secured by one- to four-family residences, substantially all of which were existing, owner-occupied, single-family residences in the Bank's primary market area.

     While the Bank offers a variety of one- to four-family residential mortgage loans with fixed or adjustable interest rates and terms of up to 30 years, substantially all of the fixed-rate loans retained in the Bank's portfolio have terms of 15 years or less. Despite the relatively low credit risks associated with the Bank's one- to four-family portfolio loans, due to the unfavorable yield and interest rate risks associated with such loans, management has approved shifting the Bank's one- to four-family residential lending emphasis in the future away from the origination of such loans for the Bank's portfolio and toward the origination of such loans for sale. Currently, it is the Bank's policy to originate all 30-year term one- to four-family residential loans in accordance with the investor's underwriting guidelines and to sell all such originations promptly to investors, servicing released. Such loan originations and sales have become significant. One-to-four-family residential loans originated during the year totaled $24.5 million with $14.8 million or 60% of originations sold or to be sold in the secondary market. The Bank will continue to make non-conforming loans to be held in the Bank's portfolio. Management expects to continue these policies in the future.

     With respect to one- to four-family residential loans originated for retention in the Bank's portfolio, the Bank's lending policies generally limit the maximum loan-to-value ratio to 90% for owner-occupied properties and 80% for non-owner-occupied properties. Loans originated expressly for sale are originated in accordance with the lending policies and underwriting guidelines of the investor.

     From time to time, the Bank makes loans to individuals for construction of one- to four-family owner-occupied residences located in the Bank's primary market area, with such loans usually converting to permanent financing upon completion of construction. At June 30, 1999, the Bank's loan portfolio included $3,204,704 of loans secured by one-to four-family properties under construction, some of which were construction/permanent loans structured to become permanent loans upon the completion of construction and some of which were interim construction loans structured to be repaid in full upon completion of construction and receipt of permanent financing. The Bank also offers loans to qualified builders for the construction of one- to four-family residences located in the Bank's primary market area. Because such homes are intended for resale, such loans are generally not covered by permanent financing commitments by the Bank. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans are underwritten in accordance with the same requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to nine months, during which period the borrower may be required to make monthly interest payments. Borrowers must satisfy all credit requirements that would apply to the Bank's permanent mortgage loan financing prior to receiving construction financing for the subject property. Construction financing generally is considered to involve a higher degree of risk of loss than financing on existing properties. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's primary market area, and by requiring the involvement of qualified builders.

     COMMERCIAL AND MULTI-FAMILY REAL ESTATE LENDING. The Bank offers commercial and multi-family real estate loans in order to benefit from the higher interest rates than could be obtained from investment securities. The Bank has offered commercial and multi-family loans for years with many of such loans having been indirectly originated and underwritten by the Bank through a broker in the Memphis, Tennessee area with whom the Bank has had a long and successful relationship. During the year ended June 30, 1999, the Bank formed a relationship with a Little Rock broker who referred several commercial real estate loans to the Bank. It is anticipated that the Bank will continue to make loans through these brokers as opportunities arise, but management also has increased the Bank's emphasis on the direct origination of commercial and multi-family real estate loans, particularly in central Arkansas.

     Most of the Bank's commercial and multi-family real estate loans are secured by properties located in communities within central Arkansas that have experienced significant growth in recent years, particularly communities in or near the greater Little Rock area. The Bank's emphasis on increasing this portfolio resulted in the addition to the Bank's staff of a commercial and multi-family real estate loan origination specialist who works closely with borrowers and various members of the commercial real estate industry throughout central Arkansas. As opportunities for increased originations of such loans have increased, the Bank has been expanding its loan underwriting and servicing staff. All commercial and multi-family loans above loan officers' approved lending authorities, generally $150,000, are reviewed and approved by the Bank's lending committees at the headquarters in Camden prior to any funding or the issuance of any binding commitment by the Bank.

     The Bank's commercial real estate loans may be secured by offices, warehouses, shopping centers, nursing homes, single-family subdivision developments and other income-producing and commercial properties. Multi-family real estate loans are collateralized by greater than one- to four- family residential properties. At June 30, 1999, the Bank had 178 of commercial and multi-family loans, with an average loan balance of approximately $266,000. At that date, 53 of these loans totaling approximately $12,499,604 were secured by properties outside Arkansas, and none of these out-of-market loans were classified by management as substandard, doubtful or loss or designated by management as special mention. Management expects the Bank to continue making these out-of-market loans from time to time as opportunities arise.

     The Bank's commercial and multi-family real estate loans generally are limited to loans not exceeding $2,500,000 on properties located either in Central Arkansas or other areas selected by management and approved by the Board of Directors, with terms of up to 20 years and loan-to-value ratios of up to 80%. Interest rates may be fixed for up to 20 years.

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

     CONSUMER LENDING. The Bank's consumer loans primarily consist of loans secured by savings deposits at the Bank and automobiles. These loans totaled $2,021,141 and $4,269,898, respectively, at June 30, 1999. Management plans to continue the expansion of the Bank's consumer lending activities in the future as part of management's plan to provide a wider range of financial services while increasing the Bank's portfolio yields and improving its asset/liability management.

     The Bank makes certificate of deposit loans for up to 100% of the balance of the account. The interest rate on these loans typically is fixed at least two percentage points above the rate paid on a deposit at the Bank or four percentage points above the rate paid on a deposit at another institution, with the maturity and payment frequency matched to the terms of the deposit. The account must be pledged as collateral to secure the loan.

     The Bank makes home improvement loans secured by the borrower's residence. These loans, combined with any higher priority mortgage loan, which usually is from the Bank, generally are limited to 90% of the appraised value of the residence. Home improvement loans generally have fixed interest rates and terms of up to ten years.

     The Bank's new and used automobile loans generally are underwritten in amounts up to 90% of the purchase price, dealer cost or the loan value as published by the National Automobile Dealers Association. The terms of such loans generally do not exceed 60 months, with loans for older used cars underwritten for shorter terms. The Bank requires that the vehicles be insured and that the Bank be listed as loss payee on the insurance policy.

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

     COMMERCIAL BUSINESS LENDING. The Bank currently offers working capital loans, floor plan loans to dealers of automobiles and recreational vehicles, and business equipment loans. At June 30, 1999, the Bank's commercial business loans totaled $5,367,611 and primarily consisted of recreational vehicle floor plan loans and equipment loans. At that date, the Bank had one commercial business loan with an outstanding balance or loan commitment exceeding $500,000. The loan is secured by new recreational vehicles at a RV dealership in Little Rock. The loan requires regular payments of interest monthly, and the Bank requires principal paydowns as vehicles are sold and periodically in accordance with specified curtailment schedules. At June 30, 1999, the Bank had committed to lend up to $1,000,000, the outstanding balance was $970,944, the loan was fully performing in accordance with its terms, and the loan was not adversely classified or designated by management.

     Commercial business loans generally involve more risk than single family residential loans. In underwriting commercial business loans, the Bank considers the obligor's credit history, an analysis of the obligor's income, expenses and ability to repay the obligation and the value of the collateral.

     LOAN SOLICITATION AND PROCESSING. The Bank's loan originations are derived from a number of sources, including referrals by realtors, builders, depositors, borrowers and mortgage brokers as well as walk-in customers. The Bank's solicitation programs consist of calls by the Bank's officers, branch managers and other responsible employees to local realtors and builders and advertisements in local newspapers and billboards and radio broadcasts. The Bank's loan officers as well as branch presidents originate loans. Loan applications are accepted at each of the Bank's offices and, depending on the loan type and amount, may be processed and underwritten at the originating office or forwarded to the main office.

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

     It is the Bank's policy to record a lien on the real estate securing the loan and to obtain a title insurance policy that insures the property is free of prior encumbrances. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a designated flood plain, paid flood insurance policies.

     The Board of Directors has the overall responsibility and authority for general supervision of the Bank's loan policies. The Board has established written lending policies for the Bank. The Bank's officers and loan committees approve loans up to specified limits above which the approval of the Board may be required. Loan applicants are promptly notified of the decision of the Bank. It has been management's experience that substantially all approved loans are funded.

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

     The Bank receives fees in connection with loan commitments and originations, loan modifications, late payments and changes of property ownership and for miscellaneous services related to its loans. Loan origination fees are calculated as a percentage of the loan principal. The excess, if any, of loan origination fees over direct loan origination expenses is deferred and accreted into income over the contractual life of the loan using the level yield method. If expenses exceed fees, the excess is deferred and amortized to expense over the loan's contractual life using the level yield method. If a loan is prepaid, refinanced or sold, all remaining deferred fees/costs with respect to such loan are taken into income or recognized in expense at such time.

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

     Management regularly reviews the Bank's assets to determine whether assets require classification or re-classification, and the Board of Directors reviews and approves all classifications. The Bank contracts with a third-party professional to perform loan reviews generally on a semi-annual basis, including classification of assets and an assessment of the adequacy of the loan loss reserve. As of June 30, 1999, the Bank had no assets classified as loss or doubtful, $2.4 million of assets classified as substandard, and $0.7 million of assets designated as special mention. The Bank's total adversely classified or designated assets represented approximately 1.09% of the Bank's total assets and 10.3% of the Bank's tangible regulatory capital at June 30, 1999. At that date, substantially all of the Bank's adversely classified or designated assets were one- to four-family residences in the Bank's primary market area. At June 30, 1999, management did not expect the Bank to incur any loss in excess of attributable existing reserves on any of the Bank's adversely classified or designated assets.

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

     Non-homogeneous loans are those loans that can be included in a particular loan type, such as commercial loans and multi-family and commercial first mortgage loans, but which differ in other characteristics to the extent that valuation on a pool basis is not valid. After segregating specific, poorly performing loans and applying the methodology as noted in the preceding paragraph for such specific loans, the remaining loans are evaluated based on payment experience, known difficulties in the borrower's business or geographic area, loss experience, inherent risks and other factors usually beyond the control of the Company. These loans are then graded and a factor, based on experience, is applied to estimate the probable loss.

     In extending credit, the Bank recognizes that losses will occur and that the risk of loss will vary with, among other things, the type of credit being extended, the creditworthiness of the obligor over the term of the obligation, general economic conditions and, in the case of a secured obligation, the quality of the security. It is management's policy to maintain adequate allowances for losses based on management's assessment of the Bank's loan portfolio. The Bank increases its allowance for losses by charging provisions for losses against the Bank's income. Federal examiners may disagree with an institution's allowance for losses and may require adjustment. However, no adjustment has been requested by regulators.

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

     At the date of foreclosure or other repossession, the Bank records the property at fair value, less estimated costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through an appraisal at the time of foreclosure. At June 30, 1999, the Bank held no properties acquired in settlement of loans for which market values were unavailable. Any amount of cost in excess of fair value at foreclosure is charged-off against the allowance for loan losses. Subsequent to acquisition, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds differ from the net carrying value of the property, a gain or loss on sale of real estate is recorded.

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

     During the year ended June 30, 1999, in light of the Bank's loan portfolio review, the Bank made no additional provisions for loan losses bringing the total reserve for losses after net charged-off loans to $1.3 million, or 1.08% of gross loans. The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                                Year Ended June 30,
                                                    --------------------------------------------------------------------
                                                          1999           1998          1997          1996         1995
                                                       ---------       --------      --------      --------      ------
Balance at beginning of period....................    $ 1,468,546    $ 1,492,473   $ 1,283,234   $   728,491  $  728,491
                                                      -----------    -----------   -----------   -----------  ----------
Loans charged-off:
  Real estate mortgage:
    One- to four-family residential...............         26,883          5,466        11,317        12,130          --
    Other mortgage loans..........................             --             --            --            --          --
Commercial........................................         37,742             --            --            --          --
Consumer..........................................         79,632         43,100        11,668            --          --
                                                      -----------    -----------   -----------   -----------  ----------
Total charge-offs.................................        144,257         48,566        22,985        12,130          --
                                                      -----------    -----------   -----------   -----------  ----------

Recoveries:
  Real estate mortgage:
    One- to four-family residential...............            865             --         6,333           250          --
    Other mortgage loans..........................             --             --            --            --          --
  Commercial......................................             --             --            --            --          --
  Consumer........................................          4,047            639         4,220            --          --
                                                      -----------    -----------   -----------   -----------  ----------
Total recoveries..................................          4,912            639        10,553           250          --
                                                      -----------    -----------   -----------   -----------  ----------

Net loans charged-off.............................        139,345         47,927        12,432        11,880          --
                                                      -----------    -----------   -----------   -----------  ----------

Acquisition of subsidiary.........................             --             --            --       524,140          --
Provision for loan losses.........................             --         24,000       221,671        42,483          --
                                                      -----------    -----------   -----------   -----------  ----------

Balance at end of period..........................    $ 1,329,201    $ 1,468,546   $ 1,492,473   $ 1,283,234  $  728,491
                                                      ===========    ===========   ===========   ===========  ==========

Ratio of net charge-offs to average
  loans outstanding during the period.............           .13%           .05%         .013%        0.018%         --%
                                                      ==========     ==========    ==========    ==========   =========

     The increase in consumer loans from June 30, 1996 to June 30, 1999 has resulted in increased charge-offs during the year ended June 30, 1999. Allowance for loan losses allocated to consumer loans has increased generally in proportion to the level of such lending.

     The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                          At June 30,
                                           ---------------------------------------------------------------------------
                                                  1999                       1998                     1997
                                           ----------------------   -----------------------    -----------------------
                                                       Percent of                Percent of                 Percent of
                                                        Loans in                  Loans in                   Loans in
                                                      Category to               Category to                Category to
                                           Amount     Total Loans     Amount    Total Loans    Amount      Total Loans
                                           ------     -----------     ------    -----------    ------      -----------
Allocated to:
  Real estate loans:
    One- to four-family residential.....  $   422,000      43.7%   $    504,000     45.18%     $  954,093    61.50%
    Multi-family and non-residential
      loans.............................      603,000      44.6         557,000     44.05         296,018    27.52
  Consumer loans........................      101,000       7.3         123,000      8.31          67,700     8.93
  Commercial............................       82,000       4.4          72,000      2.46          81,250     2.05
  Unallocated...........................      121,201                   212,546        --          93,412       --
                                          -----------    ------    ------------    ------      ----------   ------
         Total..........................  $ 1,329,201    100.00%   $  1,468,546    100.00%     $1,492,473   100.00%
                                          ===========    ======    ============    ======      ==========   ======


                                                                At June 30,
                                          ----------------------------------------------------
                                                    1996                         1995
                                          ------------------------      ---------------------
                                                       Percent of                 Percent of
                                                       Loans in                   Loans in
                                                       Category to                Category to
                                           Amount      Total Loans      Amount    Total Loans
                                           ------      -----------      ------    -----------
Allocated to:
  Real estate loans:
    One- to four-family residential.....   $  935,354     71.62%        $ 600,856     67.26%
    Multi-family and non-residential
      loans.............................      278,650     23.65           125,000     28.94
  Consumer loans........................       17,635      3.72             2,635      3.56
  Commercial............................           --      1.01                --      0.24
  Unallocated...........................       51,595        --                --        --
                                           ----------    ------         ---------    ------
         Total..........................   $1,283,234    100.00%        $ 728,491    100.00%
                                           ==========    ======         =========    ======

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

                                                                                         At June 30
                                                   ---------------------------------------------------------------------------------
                                                         1999              1998             1997              1996         1995
                                                       --------          --------         -------           --------      ------
Loans accounted for on a nonaccrual basis: (1)
  Real estate:
    One- to four-family residential..............  $     462,205     $    648,012    $      133,386     $     166,228   $   165,009
    Other mortgage loans.........................         22,139               --                --                --            --
  Consumer.......................................         81,648          138,747                --                --            --
                                                   -------------     ------------    --------------     -------------   -----------
    Total........................................  $     565,992     $    786,759    $      133,386     $     166,228   $   165,009
                                                   =============     ============    ==============     =============   ===========

Accruing loans which are contractually past due
  90 days or more:
  Real estate:
    One- to four-family residential..............  $          --     $     41,770    $      323,478     $     725,487   $   502,064
    Other mortgage loans.........................             --               --                --                --            --
  Consumer loans.................................             --               --            56,904           127,142         5,525
                                                   -------------     ------------    --------------     -------------   -----------
    Total........................................  $          --     $     41,770    $      380,382     $     852,629   $   507,589
                                                   =============     ============    ==============     =============   ===========

    Total nonperforming loans....................  $     565,992     $    828,529    $      513,768     $   1,018,857   $   672,598
                                                   =============     ============    ==============     =============   ===========

Percentage of total loans........................          0.46%            0.75%             0.50%             1.17%         1.19%
                                                           ====             ====              ====              ====          ====
Other nonperforming assets (2)...................  $      20,289     $     17,001    $       65,005     $     168,206   $   659,917
                                                   =============     ============    ==============     =============   ===========
Loans modified in troubled debt restructurings...  $          --     $    392,000    $      281,441     $     298,195   $   313,970
                                                   =============     ============    ==============     =============   ===========

--------------------------------------------------------------------------------
(1) Designated nonaccrual loan payments received applied first to contractual principal; interest income recognized when contractually current.

(2)  Other nonperforming assets includes foreclosed real estate.

     During the years ended June 30, 1999 and 1998, gross interest income of $48,032 and $18,012, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the respective periods. Interest on such loans included in income during such respective periods amounted to $14,237 and $14,292, respectively.

     At June 30, 1999, management had identified approximately $2.0 million of loans which amount is not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused management to provide for increased monitoring of the ability of the borrowers to comply with present loan repayment terms, all of which was included in the Bank's adversely classified or designated asset amounts at that date. Of this aggregate amount, $757,555 was attributable to 19 one- to four-family residential loans, and $904,000 was attributable to 11 commercial or multi-family real estate loans. At June 30, 1999, management did not expect the Bank to incur any loss in excess of attributable existing reserves on any of the Bank's assets.

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

     All of the Bank's privately issued securities were rated "AA" or higher by a nationally recognized credit rating agency at the time of purchase. Management regularly monitors the ratings of the Bank's privately issued holdings by reference to nationally published rating media and by communication with the issuer when necessary. At June 30, 1999, no privately issued securities were rated below AA except as follows:

          A Citicorp Mortgage, Inc. REMIC Pass-Through Class A Certificate was rated "CC" by S&P. The downgrade reflected deterioration in the performance of the mortgage pools underlying the security. At June 30, 1999, the Bank estimated the value of the security at approximately $149,121 less than its face value. The Bank's carrying value for this security at that date was approximately $306,281 after recognition of impairment loss.

          A Western Federal Savings and Loan Association Mortgage Pass-Through Class 89-1 A Certificate was rated "A2" by Moody. The downgrade reflected a deterioration of the mortgage pools underlying the security and weak servicing. As of June 30, 1999, the deterioration affected the credit support and not the principal or interest of the security itself. The security's rating is still considered investment grade and management anticipates no loss of principal or interest on this security. The Bank's carrying value for this security as of June 30, 1999 was $252,285.

          A DLJ Mortgage Acceptance Corp. Pass-Through Class A-3 Certificate was rated "BAA3" by Moody. The downgrade reflected deterioration in the performance of the mortgage pools underlying the security. As of June 30, 1999, the deterioration affected the credit support and not the principal or interest of the security itself. The security's current rating is still considered investment grade and management anticipates no loss of principal or interest on this security. The Bank's carrying value for this security at that date was $595,695.

     The Bank's privately issued securities consist of collateralized mortgage obligations (CMOs) and mortgage pass-through securities. At June 30, 1999, all of the privately issued securities had adjustable interest rates with a weighted average yield of 6.29% and a weighted average term to maturity of 22.3 years. The carrying value of the privately issued securities was $9,685,831, or 8.5% of the mortgage-backed securities and CMOs at that date. None of the privately issued securities are insured or guaranteed by FHLMC or FNMA.

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

     The following table sets forth information regarding carrying values of the Company's investment securities at the dates indicated.

                                                                         At June 30,
                                             --------------------------------------------------------------------
                                                  1999                       1998                       1997
                                               -----------               ------------                ---------
Securities available for sale:
   U.S. government and agencies............  $        6,368,125      $       22,491,930        $       17,260,383
   Municipal securities....................          26,704,416              18,283,877                        --
   Collateralized mortgage obligations.....          12,346,191               9,673,443                 6,161,779
   Other mortgage-backed securities........         101,640,582              49,023,666                12,200,208
   Equity securities.......................              60,375                      --                        --
                                             ------------------      ------------------        ------------------
                                             $      147,119,689      $       99,472,916        $       35,622,370
                                             ==================      ==================        ==================

Securities held to maturity:
   U.S. government and agencies............  $               --      $               --        $               --
   Collateralized mortgage obligations.....                  --               3,984,684                 5,836,502
   Other mortgage-backed securities........                  --              23,518,573                30,656,584
                                             ------------------      ------------------        ------------------
                                             $               --      $       27,503,257        $       36,493,086
                                             ==================      ==================        ==================

      Total................................  $      147,119,689      $      126,976,173        $       72,115,456
                                             ==================      ==================        ==================

     The following table sets forth information regarding scheduled maturities of the Company's investment portfolio at June 30, 1999. Yields on municipal securities are not tax-effected.

                                       One Year or Less         One to Five Years         Five to Ten Years
                                    ---------------------     ---------------------     ---------------------
                                      Carrying   Average       Carrying    Average       Carrying    Average
                                       Value      Yield         Value       Yield         Value       Yield
                                      -------    -------       -------    ---------      -------    ---------
U.S. government and agencies.....   $       --      -- %      $3,451,875    6.25%       $ 2,916,250    6.46%
Municipal securities.............           --      --                --                    450,925    4.80
Collateralized mortgage
   obligations...................           --      --                --                         --
Other mortgage-backed securities.      573,494    7.10           386,887    9.32         11,764,429    6.64
                                    ----------                ----------                -----------
   Total.........................   $  573,494    7.10%       $3,838,762    6.56%       $15,131,604    6.55%
                                    ==========    ====        ==========    ====        ===========    ====
Equity securities................


                                          More than Ten Years          Total Investment Portfolio
                                      ------------------------      ------------------------------------
                                       Carrying       Average        Carrying        Market     Average
                                        Value          Yield           Value          Value      Yield
                                      ---------      ---------       ---------       -------    --------
U.S. government and agencies.....   $         --      --   %      $  6,368,125   $   6,368,125    6.34%
Municipal securities.............     26,253,491       4.95         26,704,416      26,704,416    4.95
Collateralized mortgage
   obligations...................     12,346,191       6.29         12,346,191      12,346,191    6.29
Other mortgage-backed securities.     88,915,772       6.28        101,640,582     101,640,582    6.34
                                    ------------                   -----------     -----------
   Total.........................   $127,515,454       6.01%       147,059,314     147,059,314    6.08%
                                    ============       ====                                       =====
Equity securities................                                       60,375          60,375
                                                                   -----------    ------------
                                                                  $147,119,689   $ 147,119,689
                                                                  ============   =============

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     GENERAL. Deposits are the primary source of the Bank's funds for lending, investment activities and general operational purposes. While the Bank, like most independent savings institutions, historically has relied on certificates of deposit for a substantial portion of its deposit base, management has recently shifted the Bank's deposit gathering emphasis away from certificates of deposit and toward transaction accounts with more favorable interest costs, interest rate risk characteristics and opportunities for the Bank to perform valued customer services that generate additional fee income, and it is expected that management will continue this trend in the future. In addition to deposits, the Bank derives funds from loan principal and interest repayments, maturities of investment securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used to compensate for reductions in the availability of funds, or for general operational purposes. The Bank has access to advances from the FHLB of Dallas.

     DEPOSITS. The Bank attracts deposits principally from within its primary market area by offering competitive rates on its deposit instruments, including money market accounts, passbook savings accounts, Individual Retirement Accounts and certificates of deposit which range in maturity from 90 days to three years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. The Bank on a periodic basis establishes maturities, terms, service fees and withdrawal penalties for its deposit accounts. In determining the characteristics of its deposit accounts, the Bank considers the rates offered by competing institutions, lending and liquidity requirements, growth goals and federal regulations. The Bank does not accept brokered deposits or pay negotiated rates for jumbo certificates of deposits.

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

     The following table sets forth information regarding interest-bearing average deposit balances and rates during the periods presented.

                                                                   Year Ended June 30,
                                    --------------------------------------------------------------------------------
                                              1999                        1998                        1997
                                    -----------------------    -----------------------    --------------------------
                                    Average        Average       Average      Average       Average         Average
                                    Balance          Rate        Balance        Rate        Balance           Rate
                                    -------        -------       -------      -------       -------         -------
NOW accounts....................  $ 10,505,515      1.46%      $  6,101,535     2.73%     $   5,858,963      3.07%
Money market savings deposits...    20,474,110      3.57         17,937,404     4.13         18,333,058      4.23
Savings deposits - passbook.....     7,325,746      2.81          8,136,269     2.95          7,792,066      3.02
Certificates of deposit.........   103,414,235      5.35        112,427,056     5.41        116,980,504      5.42
                                   -----------      ----       ------------     ----      -------------      ----
    Total.......................  $141,719,606      4.67       $144,602,264     5.03      $ 148,964,591      5.06
                                  ============      ====       ============     ====      =============      ====

     The following table sets forth information regarding changes in dollar amounts of deposits in various types of accounts offered by the Bank between the dates indicated.

                                     Balance at                                Balance at
                                       June 30,      % of        Increase       June 30,     % of      Increase
                                        1999       Deposits     (Decrease)        1998      Deposits   (Decrease)
                                   -------------   --------     ----------   ------------   --------   ----------
NOW accounts....................   $ 12,411,932      8.49%    $  1,747,386   $ 10,664,546      7.51%   $ 1,274,321
Money market savings deposits...     17,619,341     12.04         (765,494)    18,384,835     12.95        577,342
Savings deposits - passbook.....      7,971,447      5.45          458,840      7,512,607      5.29       (929,238)
Certificates of deposit.........    108,293,878     74.02        2,924,536    105,369,342     74.25    (10,183,686)
                                   -------------   ------       ----------   ------------     -----    -----------
                                   $146,296,598    100.00%    $  4,365,268   $141,931,330    100.00%   $(9,261,261)
                                   ============    ======     ============   ============    ======    ===========


                                     Balance at
                                      June 30,       % of
                                        1997        Deposits
                                    ------------    --------
NOW accounts....................   $  9,390,225       6.21%
Money market savings deposits...     17,807,493      11.78
Savings deposits - passbook.....      8,441,845       5.58
Certificates of deposit.........    115,553,028      76.43
                                   ------------     ------
                                   $151,192,591     100.00%
                                   ============     ======

     The following table sets forth information regarding certificates of deposits classified by rates at the dates indicated.

                                                           At June 30,
                                        ----------------------------------------------
                                           1999               1998            1997
                                          --------           -------         -------
4.00 -  5.99%.........................  $  107,158,894   $  96,276,980   $ 99,606,159
6.00 -  7.99%.........................       1,134,984       9,092,362     15,946,869
                                        --------------   -------------   ------------
                                        $  108,293,878   $ 105,369,342   $115,553,028
                                        ==============   =============   ============

     The following table sets forth information regarding amounts and maturities of certificates of deposits at June 30, 1999.

                                                   Amount Due
                      ---------------------------------------------------------------------
                       Less Than                                                  After
Rate                   One Year          1-2 Years             2-3 Years          3 Years              Total
----                   --------          ---------             ---------          -------              -----
4.00 -  5.99%.....   $    78,633,549   $     22,202,622    $      6,241,142   $       81,581    $      107,158,894
6.00 -  7.99%.....           906,715            200,198              20,301            7,770             1,134,984
                     ---------------   ----------------    ----------------   --------------    ------------------
                     $    79,540,264   $     22,402,820    $      6,261,443   $       89,351    $      108,293,878
                     ===============   ================    ================   ==============    ==================

     The following table sets forth information regarding amounts of certificates of deposit of $100,000 or more by time remaining until maturity at June 30, 1999.

                                                                             Certificates
                Maturity Period                                               of Deposit
                ---------------                                               ----------
                Three months or less.......................................  $  2,136,246
                Over three through six months..............................     2,225,519
                Over six through 12 months.................................     4,340,324
                Over 12 months.............................................     2,747,867
                                                                             ------------
                    Total..................................................  $ 11,449,956
                                                                             ============

     The following table sets forth information regarding savings activities of the Bank for the periods indicated.

                                                           Year Ended June 30,
                                          -----------------------------------------------------
                                               1999                1998                1997
                                             --------            --------             -------
Net decrease before
  interest credited....................   $  (2,521,766)     $   (5,923,685)      $  (2,261,105)
Deposits divested......................              --          (8,541,747)                 --
Interest credited......................       6,887,034           5,204,171           7,534,445
                                          -------------      --------------       -------------
    Net increase (decrease) in
      savings deposits.................   $   4,365,268      $   (9,261,261)      $   5,273,340
                                          =============      ==============       =============

     BORROWINGS. Deposits historically have been the primary source of funds for the Bank's lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of

Dallas to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Dallas functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Dallas and is authorized to apply for advances. Advances are pursuant to several different programs, each with its own interest rate and range of maturities. Advances from the FHLB of Dallas are secured by the Bank's stock in the FHLB of Dallas, first mortgage loans and mortgage-backed investment securities. During the past year, the Bank has significantly increased its level of FHLB advances, and used such advances to invest in investment securities. For further information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management."

     The following tables set forth certain information regarding borrowings by the Bank for the periods indicated. Averages are based on monthly balances.

                                                                       Year Ended June 30,
                                                        --------------------------------------------------
                                                            1999                 1998            1997
                                                          --------             --------         ------
Amounts outstanding at end of period:
  FHLB advances......................................  $   104,523,419    $  68,121,068    $   10,000,000
  Weighted average rate..............................            5.63%           5.89%            6.20%

Maximum amount of borrowings outstanding
  at any month end:
  FHLB advances......................................  $   104,523,419    $  68,121,068    $   12,500,000

Approximate average borrowings during the year
  outstanding with respect to:
  FHLB advances......................................  $    95,124,165    $  27,108,184    $   10,208,333
  Weighted average rate..............................            5.73%           6.07%            6.23%

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in non-savings institution service corporation subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 1999 on a consolidated basis the Bank was authorized to invest up to approximately $5.7 million in the stock of or loans to such subsidiaries, including the additional 1% investment for community inner-city and community development purposes. The Bank has one subsidiary service corporation, HCB Properties, Inc., which was formed in August 1996 to hold certain properties acquired by the Bank for possible future expansion, because the properties are larger than the Bank's anticipated expansion needs, and it is expected that portions of the properties eventually will be sold. At June 30, 1999, the Bank's aggregate investment in, and loans to, the subsidiary service corporation totaled $570,928.

REGULATION OF THE BANK

     GENERAL. As a federally chartered savings institution the Bank is subject to extensive regulation by the OTS and the FDIC and to OTS regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The OTS periodically examines the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of the Bank because its savings deposits are insured by the SAIF. The Bank must file reports with the OTS describing its activities and financial condition and also is subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. See also "Proposed Legislative and Regulatory Changes".

     PROPOSED LEGISLATIVE AND REGULATORY CHANGES. The U.S. Congress has been in the process of drafting legislation that may have a profound effect on the financial services industry for the past several years. In January 1999 legislation restructuring the activities and regulations oversight of the financial services industry was reintroduced in both houses of the U.S. Congress. The stated purposes of the legislation are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services and increase competition and permit affiliations between commercial banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises allowing holding companies to offer new services and products. In particular, the legislation repeals the Glass-Steagall Act prohibitions on banks affiliating with securities firms and thereby allows holding companies to engage in securities underwriting and dealing without limits and to sponsor and act as distributor for mutual funds. The legislation also removes the Bank Holding Company Act's prohibitions on insurance underwriting allowing holding companies to underwrite and broker any type of insurance product, calls for a new regulatory framework for financial institutions and their holding companies and preserves the thrift charter and all existing thrift powers. Both the House and Senate passed separate versions of this legislation. The Senate bill differs from the House's principally with respect to the powers of operating subsidiaries, permissible activities of well-managed holding companies and restrictions on nonfinancial activities of unitary thrift holding companies. At this time, it is unknown how the legislation will be modified, or if enacted, what form the final version of the legislation might take and how it will affect Bancshares' and the Bank's business and operations and competitive environment.

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

     The FHLB of Dallas serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB of Dallas. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At June 30, 1999, the Bank had $104.5 million in advances outstanding with the FHLB of Dallas. See " -- Deposit Activity and Other Sources of Funds -- Borrowings."

     LIQUIDITY REQUIREMENTS. The Bank is required to maintain average daily balances of liquid assets (cash, savings deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of the United States and states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt and mortgage loans and mortgage-related securities with less than one year to maturity or subject to pre-arranged sale within one year) equal to the monthly average of not less than a specified percentage (currently 4%) of their net withdrawable deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average regulatory ratio of liquid assets for the Bank on June 30, 1999 was 33.9%.

     QUALIFIED THRIFT LENDER TEST. The Bank is subject to OTS regulations that use the concept of a Qualified Thrift Lender to determine eligibility for Federal Home Loan Bank advances and for certain other purposes. To qualify as a Qualified Thrift Lender, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined to include total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, and educational, small business and credit card loans, (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, and (iii) stock issued by a Federal Home Loan Bank. Subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. To be qualified as a Qualified Thrift Lender, a savings institution must maintain its status as a Qualified Thrift Lender for nine out of every 12 months. Failure to qualify as a Qualified Thrift Lender results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the Federal Home Loan Bank System. Upon failure to qualify as a Qualified Thrift Lender for two years, a savings institution must convert to a commercial bank.

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

     Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and depository institutions or their holding companies). As of June 30, 1999, the Bank had no investments in, or extensions of credit to, non-includable subsidiaries.

     Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles, increased by certain goodwill amounts and by a pro rated portion of the assets of unconsolidated includable subsidiaries in which the institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the savings institution's investments in unconsolidated includable subsidiaries, and, for purposes of the core capital requirement, qualifying supervisory goodwill.

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged savings deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the institution's general loan loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements, the portion of the savings institution's land loans and non-residential construction loans in excess of an 80% loan-to-value ratio and equity investments other than those deducted from core and tangible capital. At June 30, 1999, the Bank had three land or non-residential construction loans in excess of an 80% loan-to-value ratio for a deduction of $107,000, and no equity investments for which OTS regulations require a deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% and average annual occupancy rates of at least 80% and certain qualifying loans for the construction of one- to four-family residences pre-sold to home purchasers are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government (such as mortgage-backed securities issued by GNMA) are given a 0% risk weight.

     The table below presents the capital position of the Bank relative to its various regulatory capital requirements at June 30, 1999.

                                                                        Percent of
                                                   Amount                Assets(1)
                                                   ------               ----------
                                                     (Dollars in thousands)
     Tangible capital...........................   $      30,063            10.50%
     Tangible capital requirement...............           4,293             1.50
                                                   -------------          -------
        Excess..................................   $      25,770             9.00%
                                                   =============          =======

     Core capital...............................   $      30,063            10.50%
     Core capital requirement...................          11,448             4.00
                                                   -------------          -------
        Excess..................................   $      18,615             6.50%
                                                   =============          =======

     Total capital..............................   $      31,285            25.44%
     Risk-based capital requirement.............           9,840             8.00
                                                   -------------          -------
        Excess..................................   $      21,445            17.44%
                                                   =============          =======

     ------------

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

     Historically, institutions with SAIF-assessable savings deposits, like the Bank, paid higher deposit insurance premiums than institutions with savings deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. In order to recapitalize the SAIF and rectify the premium disparity, the Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable savings deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured savings deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable savings deposits as of March 31, 1995. As a result of the special assessment the Bank incurred a pre-tax expense totaling approximately $889,000 during the quarter ended September 30, 1996.

     The special assessment recapitalized the SAIF and as a result, the FDIC lowered the SAIF deposit insurance assessment rates to zero for "well capitalized" institutions with the highest supervisory ratings and 0.31% of insured savings deposits for institutions in the highest risk-based premium category. Until December 31, 1999, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

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

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves equal to 3% on transaction accounts of between $4.9 million and $46.5 million plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets.

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

     OTS regulations require that savings institutions submit notice to the OTS prior to making a capital distribution if (a) they would not be well-capitalized after the distribution, (b) the distribution would result in the retirement of any of the institution's common or preferred stock or debt counted as its regulatory capital, or (c) the institution is a subsidiary of a holding company. A savings institution must make application to the OTS to pay a capital distribution if (x) the institution would not be adequately capitalized following the distribution, (y) the institution's total distributions for the calendar year exceeds the institution's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS. If neither the savings institution nor the proposed capital distribution meet any of the foregoing criteria, then no notice or application is required to be filed with the OTS before making a capital distribution. The OTS may disapprove or deny a capital distribution if in the view of the OTS, the capital distribution would constitute an unsafe or unsound practice.

     Under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distributions if, after making the distribution, it would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a Tier 1 (core) capital ratio of less than 4.0%. See " -- Prompt Corrective Regulatory Action." The OTS, after consultation with the FDIC, however, may permit an otherwise prohibited stock repurchase if made in connection with the issuance of additional shares in an equivalent amount and the repurchase will reduce the institution's financial obligations or otherwise improve the institution's financial condition.

     In addition to the foregoing, earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to Bancshares without payment of taxes at the then current tax rate on the amount of earnings removed from the reserves for such distributions. See "Federal Income Taxation." Bancshares intends to make full use of this favorable tax treatment afforded to the Bank, and does not contemplate use of any post-Conversion earnings of the Bank in a manner which would limit the Bank's bad debt deduction or create federal tax liabilities.

     TRANSACTIONS WITH RELATED PARTIES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the institution. In a holding company context, the parent holding company of an institution (such as Bancshares) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or
(ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. Section 106 of the Bank Holding Company Act which applies to the Bank, prohibits the Bank from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

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

     Under the OTS regulation implementing the prompt corrective action provisions of FDICIA, the OTS measures an institution's capital adequacy for purposes of the prompt corrective action rules on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). An institution that is not subject to an order or written directive to meet or maintain a specific capital level is deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6% or greater; and (iii) a leverage ratio of 5% or greater. An "adequately capitalized" savings institution is an institution that does not meet the definition of well capitalized and has:
(i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 capital risk-based ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater (or 3% or greater if the savings institution has a composite 1 CAMELS rating). An "undercapitalized institution" is an institution that has (i) a total risk-based capital ratio less than 8%; or (ii) a Tier 1 risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4% (or 3% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as an institution that has: (i) a total risk-based capital ratio of less than 6%; or (ii) a Tier 1 risk-based capital ratio of less than 3%; or (iii) a leverage ratio of less than 3%. A "critically undercapitalized" savings institution is defined as an institution that has " tangible equity" of less than 2%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically-undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. As of June 30, 1999, the Bank was classified as "well capitalized" under the prompt corrective action regulations.

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

     The federal banking agencies have also established Year 2000 readiness safety and soundness guidelines requiring all insured depository institutions to implement procedures by specified key dates to ensure the institution can continue business operations after January 1, 2000. Every institution must identify its internal and external "mission-critical" systems (i.e., those systems vital to the continuance of a core business activity) and develop a written plan establishing priorities, oversight and reasonable deadlines to complete the testing and renovation of mission-critical systems. In addition, an institution must prepare a written business resumption contingency plan that (i) defines scenarios where mission-critical systems might fail, (ii) evaluates contingency options to keep business operations going, and (iii) provides for testing of the contingency plan by an independent party. Every depository institution must also identify among its customers those persons that represent a material risk to the institution in the event the customer is not Year 2000 compliant and implement appropriate risks controls to manage and mitigate the customer's Year 2000 risk to the institution. The federal banking agencies continue to monitor the institution's overall progress in meeting the Year 2000 readiness guidelines. In the event an institution has failed to renovate its mission-critical systems or is not on schedule with key dates, the institution must draft a remediation contingency plan outlining alternative strategies to comply with the guidelines and locate available third party providers. The agencies, in their sole discretion, may take actions under the FDICIA, the safety and soundness guidelines or any other action available to them, including enforcement action, to ensure an institution's Year 2000 readiness. For additional information, see "Year 2000 Readiness Disclosure" in the Annual Report appearing in Item 7 herein.

REGULATION OF BANCSHARES

     GENERAL. Bancshares is a savings institution holding company as defined by the Home Owners' Loan Act. As such, it is registered with the OTS and is subject to OTS regulation, examination, supervision and reporting requirements. As a subsidiary of a savings institution holding company, the Bank is subject to certain restrictions in its dealings with Bancshares and affiliates thereof. Bancshares also is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission ("SEC") under the federal securities laws.

     ACTIVITIES RESTRICTIONS. The Board of Directors of Bancshares presently intends to continue operating as a unitary savings institution holding company. There are generally no restrictions on the activities of a unitary savings institution holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by an institution holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings institution holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "Regulation of the Bank -- Qualified Thrift Lender Test." Legislative initiatives have been introduced in the U.S. Congress which could result in the imposition of restrictions on the activities of unitary savings institution holding companies in the future. See "Proposed Legislative and Regulatory Changes."

     If Bancshares were to acquire control of another savings institution, other than through merger or other business combination with the Bank, Bancshares would thereupon become a multiple savings institution holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, the activities of Bancshares and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings institution holding company or subsidiary thereof which is not an institution shall commence or continue for a limited period of time after becoming a multiple savings institution holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by, the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution;
(iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings institution holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. A multiple savings institution holding company must obtain the approval of the OTS prior to engaging in the activities described in (vii) above.

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

     FEDERAL SECURITIES LAW. Bancshares' Common Stock is registered with the SEC under the Securities Exchange Act of 1934, as amended ("Securities Exchange Act"), and, under OTS regulations, generally may not be deregistered for at least three years after the Conversion. Bancshares is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act.

FEDERAL INCOME TAXATION

     Savings institutions such as the Bank are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code") in the same general manner as other corporations. Through tax years beginning before December 31, 1995, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Internal Revenue Code benefited from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and "nonqualifying loans," which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans was based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). Under the experience method, the bad debt deduction for an addition to the reserve for qualifying real property loans was an amount determined under a formula based generally on the bad debts actually sustained by a savings institution over a period of years. Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans was computed as 8% of a savings institution's taxable income, with certain adjustments. The Bank generally elected to use the method which has resulted in the greatest deductions for federal income tax purposes in any given year.

     Legislation that is effective for tax years beginning after December 31, 1995 requires institutions to recapture into taxable income over a six taxable year period the portion of the tax loan reserve that exceeds the pre-1988 tax loan loss reserve. The Bank will no longer be allowed to use the reserve method for tax loan loss provisions, but would be allowed to use the experience method of accounting for bad debts. There will be no future effect on net income from the recapture because the taxes on these bad debt reserves have already been accrued as a deferred tax liability. The regulatory authorities have not examined the Bank's federal income tax returns in the past five years.

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

STATE INCOME TAXATION

     The Bank is subject to Arkansas corporation income tax which is 6.5% of all taxable earnings when income exceeds $100,000. Bancshares is incorporated under Oklahoma law and qualified to do business in Arkansas as a foreign corporation, and accordingly it incurs certain franchise and other taxes, which management believes are not material.

EMPLOYEES

     As of June 30, 1999, the Bank had 82 full-time and 4 part-time employees, none of whom was represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

ITEM 2. PROPERTIES

     The following table sets forth information regarding the Bank's offices at June 30, 1999.

                                    YEAR        OWNED OR                           APPROXIMATE
                                   OPENED        LEASED          BOOK VALUE      SQUARE FOOTAGE
                                   ------        ------          ----------      --------------
Main Office:

237 Jackson Street, SW              1933          Owned         $  311,321           12,000
Camden, Arkansas

Branch Offices:

22461 Interstate 30, Suite 1100A    1996         Leased               --              1,800
Landers Corporate Plaza
Bryant, Arkansas

1100 Fairview Road,
Suite 208                           1981          Owned            158,126            1,200
Camden, Arkansas

610 West 4th Street                 1969          Owned            815,676            3,500
Fordyce, Arkansas

473 Highway 425 North               1996          Owned          1,286,038            7,400
Monticello, Arkansas

108 South Main                      1996          Owned          1,114,256            5,500
Sheridan, Arkansas

     In addition to the offices described above, at June 30, 1999 the Bank held five other properties located in various communities within the Bank's primary market area. These properties were acquired for possible future construction of additional offices and related facilities, though certain of the properties are larger than the Bank's foreseeable needs, and therefore portions of those properties may be sold by the Bank. At that date, the aggregate net book value of these properties totaled $1,229,659 of which $443,189 was classified as held for resale. It is anticipated that in the future management may determine to expand the Bank's network of banking facilities by installing ATMs in existing or new banking facilities, by building branches or other facilities on the properties held by the Bank, by acquiring other facilities or sites and/or by acquiring banks or other financial companies with their own facilities.

     The book value of the Bank's aggregate investment in properties, premises and equipment totaled approximately $6.5 million at June 30, 1999. See Note 7 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for June 30, 1999.




ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 1999, except as set forth below, there were no legal proceedings to which the Company was a party, or to which any of its property was subject, which were expected by management to result in a material loss to the Company. In addition, there were no pending regulatory proceedings to which the Company or any of its properties was a party, which were expected to result in a material loss.

     During the year ended June 30, 1998, a circuit court entered a judgment against the Bank in the amount of $78,000 for breach of contract regarding its alleged failure to provide a party the right to purchase real estate formerly used as a branch location. The Bank has appealed the judgment to the court of appeals. The Bank and its counsel believe there is a reasonable likelihood that the merits of the case will result in a reversal of the lower court's decision. No accrual of this possible loss has been made in the Consolidated Financial Statements as of June 30, 1999.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on May 13, 1999. 2,258,573 shares of the Company's common stock were represented at the Annual Meeting in person or by proxy.

     Stockholders voted in favor of the election of two nominees for director. The voting results for each nominee were as follows:

                                         VOTES IN FAVOR
            NOMINEE                        OF ELECTION                 VOTES WITHHELD
        Vida H. Lampkin                     2,134,366                      124,207
       Clifford Steelman                    2,135,266                      123,307

There were 63,625 broker nonvotes on the matter.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information contained under the section "Market for Common Stock and Related Stockholder Matters" in the Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information contained in the table captioned "Selected Consolidated Financial and Other Data" in the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The information contained in the section captioned "Market Risk" in the Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements contained in the Annual Report, which are listed under Item 14 herein, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Effective June 25, 1997, the Company dismissed Gaunt & Co., Little
Rock, Arkansas, and engaged Miller, England & Company, Little Rock, Arkansas, as the Company's independent certified public accountants. Effective June 18, 1998, the Company dismissed Miller, England & Company, as the Company's independent accountants. Effective October 1, 1998, the Company engaged Deloitte & Touche LLP, Little Rock, Arkansas, as the Company's independent auditors. For additional information, see the Company's Current Reports on Form 8-K dated June 25, 1997, June 25, 1998 and October 7, 1998, each of which is incorporated herein by reference (File No. 0-22423).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement") which will be filed within 120 days of the Company's fiscal year end and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained under the sections captioned "Director Compensation" and "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Beneficial Ownership" in the Proxy Statement.

     (b)  SECURITY OWNERSHIP OF MANAGEMENT

          Information required by this item is incorporated herein by reference to the sections captioned "Securities Ownership of Management" in the Proxy Statement.

     (c)  CHANGES IN CONTROL

          Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

               Independent Auditors' Reports

               Consolidated Statements of Financial Condition as of June 30, 1999 and 1998

               Consolidated Statements of Operations for the years ended June 30, 1999, 1998 and 1997

               Consolidated Statements of Stockholders' Equity for the years ended June 30, 1999, 1998 and 1997

               Consolidated Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997

               Notes to Consolidated Financial Statements for the years ended June 30, 1999, 1998 and 1997

     (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related Notes thereto.

     (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

   NO.                   DESCRIPTION
   --                    -----------
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

   27           Financial Data Schedule

----------
* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-19093).

+    Management contract or compensatory plan or arrangement.

     (b) REPORTS ON FORM 8-K. During the last quarter of the period covered by this report, the Registrant filed two Current Reports on Form 8-K. On May 14, 1999, the Company reported under Item 5 that a class action complaint had been filed against it in the United States Court for the Eastern District of Texas. On June 2, 1999, the Company reported under Item 5 that it had received regulatory approval to acquire up to an additional 10% of its outstanding common stock.

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

                                      HCB BANCSHARES, INC.

Date: September 23, 1999              By:    /s/ Vida H. Lampkin
                                          ------------------------------------
                                          Vida H. Lampkin
                                          Chairman of the Board, President and
                                          Chief Executive Officer
                                          (Duly Authorized Representative)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:        /s/ Vida H. Lampkin                                       September 23, 1999
    ---------------------------------------------------
    Vida H. Lampkin
    Chairman of the Board, President and Chief
    Executive Officer
    (Principal Executive Officer)

By:       /s/ Scott A. Swain                                         September 23, 1999
    ---------------------------------------------------
    Scott A. Swain
    Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)

By:       /s/ Cameron D. McKeel                                      September 23, 1999
    ---------------------------------------------------
    Cameron D. McKeel
    Director and Vice President

By:       /s/ Roy Wayne Moseley                                      September 23, 1999
    ---------------------------------------------------
    Roy Wayne Moseley
    Director

By:          /s/ Bruce D. Murry                                      September 23, 1999
    ---------------------------------------------------
    Bruce D. Murry
    Director

By:      /s/ Carl E. Parker, Jr.                                     September 23, 1999
    ---------------------------------------------------
    Carl E. Parker, Jr.
    Director


By:       /s/ Lula Sue Silliman                                      September 23, 1999
    ---------------------------------------------------
    Lula Sue Silliman
    Director

By:      /s/ Clifford Steelman                                       September 23, 1999
    ---------------------------------------------------
    Clifford Steelman
    Director