Form 10-Q
period 1999-09-30
HCB BANCSHARES INC
filed 1999-11-12
CIK 1029740

                        FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

Mark One
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 2,054,431 shares of common stock issued and outstanding as of October 31, 1999.

                       CONTENTS



PART I.  FINANCIAL INFORMATION
         ---------------------

     Item 1. Condensed Consolidated Financial Statements


             Condensed Consolidated Statements of Financial
             Condition at September 30, 1999 (unaudited) and
             June 30, 1999

             Condensed Consolidated Statements of Income and
             Comprehensive Income for the Three Months Ended
             September 30, 1999 and 1998 (unaudited)

             Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 1999 and 1998
             (unaudited)

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


SIGNATURES

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 1999 (UNAUDITED) AND JUNE 30, 1999
----------------------------------------------------------------

                                                     September 30,
                                                          1999          June 30,
ASSETS                                               (unaudited)         1999
                                                     -------------   ------------
Cash and due from banks                               $  3,111,558   $  3,560,884
Interest-bearing deposits with banks                       463,493        975,330
                                                      ------------   ------------
Cash and cash equivalents                                3,575,051      4,536,214
Other interest bearing deposits with banks                  99,000        718,000
Investment securities available for sale, at
  fair value                                           142,188,773    147,119,689
Loans receivable, net of allowance                     119,884,635    115,162,883
Accrued interest receivable                              1,713,407      1,717,823
Federal Home Loan Bank stock                             5,465,600      5,379,100
Premises and equipment, net                              6,540,227      6,500,704
Goodwill, net                                              337,500        356,250
Real estate held for sale                                  337,329        463,478
Other assets                                             3,877,397      3,442,744
                                                      ------------   ------------
TOTAL                                                 $284,018,919   $285,396,885
                                                      ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Deposits                                            $143,696,272   $146,296,598
  Federal Home Loan Bank advances                      107,280,603    104,523,419
  Advance payments by borrowers for
     taxes and insurance                                   164,988        128,442
  Accrued interest payable                                 830,116        815,197
  Note payable                                             160,000        240,000
  Other liabilities                                      1,372,972      1,275,669
                                                      ------------   ------------
                   Total liabilities                   253,504,951    253,279,325
                                                      ------------   ------------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized, 2,645,000 shares issued, 2,286,985
    and 2,329,544 shares outstanding at September
    30, 1999 and June 30, 1999, respectively                26,450         26,450
  Additional paid-in capital                            25,991,333     25,993,872
  Unearned ESOP shares                                  (1,428,300)    (1,481,200)
  Unearned MRP shares                                     (342,107)      (390,056)
  Accumulated other comprehensive income                (3,808,182)    (2,620,673)
  Retained earnings                                     13,727,477     13,831,694
                                                      ------------   ------------
                                                        34,166,671     35,360,087
                                                      ------------   ------------
Treasury stock, at cost, 358,015 and 315,456 shares
  at September 30, 1999, and June 30, 1999,
  respectively                                          (3,652,703)    (3,242,527)
                                                      ------------   ------------
                   Total stockholders' equity           30,513,968     32,117,560
                                                      ------------   ------------
TOTAL                                                 $284,018,919   $285,396,885
                                                      ============   ============

  See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
INCOME
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
----------------------------------------------------------------

                                                     Three Months Ended
                                                        September 30,
                                                     1999          1998
                                                     ----          ----
INTEREST INCOME:
  Interest and fees on loans                        $ 2,542,121    $ 2,246,672
  Investment securities:
     Taxable                                          1,925,810      1,889,881
     Nontaxable                                         339,208        245,105
  Other                                                  90,858        142,999
                                                    -----------    -----------
   Total interest income                              4,897,997      4,524,657

INTEREST EXPENSE:
  Deposits                                            1,621,051      1,727,056
  Federal Home Loan Bank advances                     1,502,478      1,226,399
  Note payable                                            4,500          5,500
                                                    -----------    -----------
   Total interest expense                             3,128,029      2,958,955
                                                    -----------    -----------

NET INTEREST INCOME                                   1,769,968      1,565,702
PROVISION FOR LOAN LOSSES                                    --             --
                                                    -----------    -----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                    1,769,968      1,565,702

NONINTEREST INCOME:
  Service charges on deposit accounts                   120,728         80,223
  Gain on sales of investment securities
    available for sale                                       --        119,743
  Other                                                 106,066        101,028
                                                    -----------    -----------
   Net noninterest income                               226,794        300,994
                                                    -----------    -----------
NONINTEREST EXPENSE:
  Salaries and employee benefits                        956,016        867,429
  Net occupancy expense                                 220,293        156,627
  Communication, postage, printing and office
    supplies                                             91,228         80,029
  Advertising                                            64,195         28,280
  Data processing                                        82,472         80,887
  Professional fees                                     426,275        129,839
  Amortization of goodwill                               18,750         18,750
  Other                                                  94,651         44,488
                                                    -----------    -----------
   Total noninterest expense                          1,953,880      1,406,329
                                                    -----------    -----------

INCOME BEFORE INCOME TAXES                               42,882        460,367

INCOME TAX PROVISION                                        899        150,185
                                                    -----------    -----------
NET INCOME                                          $    41,983    $   310,182
                                                    -----------    -----------


                                                     (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
INCOME
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
----------------------------------------------------------------

                                                     Three Months Ended
                                                        September 30,
                                                     1999          1998
                                                     ----          ----
OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:
  Unrealized holding gain (loss) on securities
    arsing during period                          (1,187,509)       745,784
  Reclassification adjustment for gains
    included in net income                                --       (119,743)
                                                 -----------     ----------
   Other comprehensive income (loss)              (1,187,509)       626,041
                                                 -----------     ----------

COMPREHENSIVE INCOME (LOSS)                      $(1,145,526)    $  936,223
                                                 ===========     ==========
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                    2,161,695      2,459,585
                                                 ===========     ==========

EARNINGS PER SHARE:
  Basic                                          $      0.02     $     0.13
                                                 ===========     ==========
  Diluted                                        $      0.02     $     0.13
                                                 ===========     ==========

DIVIDENDS PER SHARE                              $      0.06     $     0.06
                                                 ===========     ==========

                                                           (Concluded)

 See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)
----------------------------------------------------------------

                                                        Three Months Ended
                                                           September 30,
                                                       1999            1998
                                                       ----            ----
OPERATING ACTIVITIES:
  Net income                                      $    41,983    $    310,182
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                      156,436          95,968
    Amortization (accretion) of:
      Deferred loan origination fees                  (62,201)         (6,111)
      Goodwill                                         18,750          18,750
      Premiums and discounts on loans, net             (1,339)           (444)
      Premiums and discounts on investment
        securities, net                                38,388          79,181
    Net gain on sale of investment securities
      available for sale                                   --        (119,743)
    Gain on disposal of other assets, net                  --          (1,871)
    Originations of loans held for sale            (2,839,090)     (2,124,708)
    Proceeds from sales of loans                    3,327,336       2,066,467
    Stock compensation expense                         98,310         116,895
    Change in accrued interest receivable               4,416          79,559
    Change in accrued interest payable                 14,919          80,193
    Change in other assets                            365,300         468,287
    Change in other liabilities                        97,303        (253,642)
                                                  -----------    ------------
            Net cash provided by operating
              activities                            1,260,511         808,963

INVESTING ACTIVITIES:
  Purchases of investment securities -
     available for sale                            (1,152,893)    (34,493,032)
  Purchases of Federal Home Loan Bank stock           (86,500)     (1,230,600)
  Purchases of premises and equipment                (195,959)       (217,813)
  Proceeds from sales or maturity of investment
     securities                                            --       7,590,592
  Proceeds from maturity of interest bearing
     deposits                                         619,000         516,000
  Loan originations, net of repayments             (5,146,458)        853,397
  Principal payments on investment securities       4,057,959       7,436,435
  Proceeds from sales of real estate                  126,149          16,000
                                                  -----------    ------------
          Net cash used by investing activities    (1,778,702)    (19,529,021)

                                                    (Continued)

                             -6-

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)
----------------------------------------------------------------

                                                        Three Months Ended
                                                           September 30,
                                                       1999            1998
                                                       ----            ----
FINANCING ACTIVITIES:
  Net decrease in deposits                         $ (2,600,326)   $ (2,010,322)
  Advances from Federal Home Loan Bank               48,810,000      52,500,000

  Repayment of Federal Home Loan Bank advances      (46,052,816)    (28,294,357)

  Net increase (decrease) in advance payments
    by borrowers for taxes and insurance                 36,546         (32,324)
  Repayment of note payable                             (80,000)        (80,000)
  Common stock acquired for stock option benefit
    plan trust                                               --        (841,925)
  Stock purchased for MRP                                    --        (722,328)
  Purchase of treasury stock                           (410,176)             --
  Dividends paid                                       (146,200)       (158,700)
                                                   ------------    ------------
             Net cash provided (used) by financing
               activities                              (442,972)     20,360,044
                                                   ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                     (961,163)      1,639,986

CASH AND CASH EQUIVALENTS:
  Beginning of period                                 4,536,214       3,822,398
                                                   ------------    ------------
  End of period                                    $  3,575,051    $  5,462,384
                                                   ============    ============


See accompanying notes to condensed consolidated financial statements.
                             -7-

                      HCB BANCSHARES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION

    HCB Bancshares, Inc. ("Bancshares"), incorporated under the laws of the state of Oklahoma, is a bank holding company that owns Heartland Community Bank and its subsidiary (the "Bank"). Bancshares' business is primarily that of owning the Bank, and participating in the Bank's activities. The accompanying condensed consolidated financial statements include the accounts of Bancshares and the Bank and are collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

    The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q. Accordingly, they do not include all of the information required by generally accepted accounting principles. The unaudited statements reflect all adjustments, which are, in the opinion of management, necessary for fair presentation of the financial condition and results of operations. The statement of income and comprehensive income for the three months ended September 30, 1999 is not necessarily indicative of the results that may be expected for the Company's fiscal year ending June 30, 2000. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1999, contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

NOTE 2 - EARNINGS PER SHARE

    The weighted average number of common shares used to calculate earnings per share for the quarters ended September
30, 1999 and 1998 were as follows:

                                                1999               1998
                                              --------          ---------
Basic weighted - average shares               2,161,695          2,459,585
Effect of dilutive securities                         0                  0
Diluted weighted - average shares             2,161,695          2,459,585

NOTE 3 -  DECLARATION OF DIVIDENDS

    At their meeting on August 19, 1999, the Board of Directors declared a $.06 per share cash dividend on the common stock of the Company. The cash dividend was paid on September 30, 1999 to the stockholders of record at the close of business on September 15, 1999.

NOTE 4 - STOCK PURCHASED FOR OPTION BENEFIT TRUST

    During the fiscal year ended June 30, 1999, the Company purchased 144,706 shares and placed them in its stock option plan trust. These shares are classified as treasury stock on the accompanying condensed consolidated statement of financial condition, are available for sale and are managed by the trustees specifically for funding stock option benefits provided to key employees. The total number of stock option shares granted as of September 30, 1999 was 315,264 at an average of $9.14 per share of which 146,074 were vested. This compares to the total number of stock option shares granted as of June 30, 1999 of 315,168 at an average of $9.14 per share of which 146,106 were vested.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

    In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial statements of the Company.

    During the year ended June 30, 1998, a circuit court entered a judgment against the Bank in the amount of $78,000 for breach of contract regarding its alleged failure to provide a party the right to purchase real estate formerly used as a branch location. The Company appealed the judgment to the court of appeals and on November 4, 1999, the Company was informed that the appeal was successful and the lower court's decision was reversed. No accrual of this possible loss had been made in the consolidated financial statements.

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

NOTE 6 - SUBSEQUENT EVENTS

    During the month of October 1999, the Company purchased 170,216 shares for treasury stock at an average price of $9.625 per share. In addition, the Company purchased 62,338 shares at an average price of $9.625 per share, and placed them in its stock option plan trust.

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

    The Bank's net income is dependent primarily on its net interest income, which is the difference between interest income earned on its loans and its investment portfolio, and interest paid on customers' deposits and funds borrowed. The Bank's net income is also affected by the level of noninterest income, such as service charges on customers' deposit accounts, net gains or losses on the sale of loans and securities and other fees. In addition, the level of noninterest expense, which normally will primarily consist of employee compensation expenses, occupancy expense, and other expenses, affects net income.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND SEPTEMBER
30, 1999

    The Company had consolidated total assets of $284.0 million and $285.4 million at September 30, 1999 and June 30, 1999, respectively. During the three-month period ended September 30, 1999 the Company experienced an increase in its consolidated loan portfolio from $115.2 million at June 30, 1999, to $119.9 million. During this same period, investments and mortgage-backed securities and other short-term interest-earning assets decreased from $148.8 million at June 30, 1999 to $142.8 million at September 30, 1999. The Company continues its strategy of replacing securities with loans as opportunities present themselves.

    Deposits decreased slightly from $146.3 million at June 30, 1999 to $143.7 million at September 30, 1999. Although the Bank's level of deposits has been sufficient to fund its loan demand and provide for adequate liquidity, the deposit market remains competitive. The outstanding balances of FHLB borrowings increased slightly to replace the decrease in deposits from $104.5 million at June 30, 1999, to $107.3 million at September 30, 1999.

    Stockholders' equity amounted to $30.5 million at September 30, 1999, and $32.1 million at June 30, 1999. The changes in equity were primarily due to the increased unrealized loss on investment securities available for sale, dividends paid, and the purchase of treasury stock. At September 30, 1999, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED
SEPTEMBER 30, 1999 AND 1998

    Net Income. Net income for the three months ended September 30, 1999 was approximately $42,000 compared to net income of approximately $310,000 for the three months ended September 30, 1998. Explanations of primary changes to income and expense items follow.

    Interest Income. Interest income for the three months ended September 30, 1999 increased approximately $373,000, or 8.25 percent compared to the three months ended September 30, 1998. The increases were primarily due to increases in the average balance of both loans and investment securities.

    Interest Expense. Interest expense for the three months ended September 30, 1999 increased approximately $169,000, or
5.71 percent compared to the three months ended September 30, 1998. The increase was primarily due to an increase in the average balance of FHLB advances, which was slightly offset by a decrease in the average balance of deposits.

    As a result of the above changes, net interest income for the three months ended September 30, 1999 increased approximately $204,000, or 13.05 percent compared to the three months ended September 30, 1998.

    Provision for Loan Losses. The allowance for loan losses of $1.3 million represented 1.03 percent of outstanding loans at September 30, 1999, which compares to 1.08 percent at June 30, 1999. Nonperforming loans as of September 30, 1999, and June 30, 1999, as a percent of total loans, were 0.68% and 0.46% respectively.

    Management evaluates the carrying value of the loan portfolio periodically and the allowance is adjusted if necessary. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In particular, management recognizes that recent and planned changes in the amounts and types of lending by the Bank will result in further growth of the Bank's loan loss allowance and may justify further changes in the Bank's loan loss allowance policy in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based upon their judgments and the information available to them at the time of their examination.

    Noninterest Income. Noninterest income is comprised primarily of service charges on deposit accounts, and gains on the sales of loans and investment securities. Noninterest income for the three months ended September 30, 1999, was approximately $227,000 compared to approximately $301,000 for the three months ended September 30, 1998. This decrease for the three-month period is due primarily to decreases in gains on sales of investments, which were slightly offset by increases in fees earned on checking and savings accounts, and net gain on sales of loans. In light of the increasingly competitive markets for deposits and loans, management has continued the shifting of the Bank's deposit taking and loan origination activities to reflect, among other things, the importance of offering valued customer services that generate additional fee income, and it is expected that management will continue this trend for the foreseeable future.

    Noninterest Expense. The major components of noninterest expense are salaries and employee benefits paid to or on behalf of the Company's employees and directors, occupancy expense for ownership and maintenance of the Company's buildings, furniture, and equipment, data processing expenses, and professional fees paid to consultants, attorneys, and accountants. Total noninterest expense for the three months ended September 30, 1999 was $1.95 million compared to $1.41 million for the three months ended September 30, 1998. The increase was largely due to increases in compensation expense, occupancy expense, and professional fees. Management anticipates that future professional fees will be significantly less than the three months ended September 30, 1999.

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

    Income Taxes. The effective income tax rate for the Bank for the three months ended September 30, 1999 and 1998 was 2.1% and 32.6%, respectively. Each rate includes both federal and Arkansas tax components. The variance in the effective rate from the expected statutory rate is due primarily to tax exempt interest.

SOURCES OF CAPITAL AND LIQUIDITY

    The Company has no business other than that of the Bank and banking related activities. Bancshares' primary sources of liquidity are cash, dividends paid by the Bank, and earnings on investments and loans. In addition, the Bank is subject to regulatory limitations with respect to the payment of dividends to Bancshares.

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

    The Bank's primary sources of funds are savings deposits, proceeds from principal and interest payments on loans and mortgage-backed securities, interest payments and maturities of investment securities, and earnings. While scheduled principal repayments on loans and mortgage-backed securities and interest payments on investment securities are a relatively predictable source of funds, deposit flows and loan and mortgage-backed prepayments are greatly influenced by general interest rates, economic conditions, competition, and other factors. The Bank does not solicit savings deposits outside of its market area through brokers or other financial institutions.

    The Company has also designated all of its securities, as available for sale in order to meet liquidity needs. At September 30, 1999, and June 30, 1999, the Company had designated securities with a fair value of approximately $142.2 million and $147.1 million, as available for sale, respectively. In addition to internal sources of funding, the Bank as a member of the FHLB has substantial borrowing authority with the FHLB. The Bank's use of a particular source of funds is based on need, comparative total costs, and availability.

    At September 30, 1999, the Bank had outstanding $10.5 million in commitments to originate loans (including unfunded portions of construction loans), and approximately $318,000 in unused lines of credit. At the same date, the total amount of certificates of deposit which were scheduled to mature in one year or less was $85.6 million. Management anticipates that the Bank will have adequate resources to meet its current commitments through internal funding sources described above. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

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

    Unlike most industrial companies, virtually all of the Bank's assets and liabilities are monetary in nature. As a result, changes in interest rates generally have a more significant impact on a financial institution's performance than do changes in the rate of inflation.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

    For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "MARKET RISK" in the Company's Annual Report on Form 10-K for the year ended June 30, 1999. There has been no material change in the Company's asset and liability position, or the market value of the Bank's portfolio equity since June 30, 1999.

PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings

    During the year ended June 30, 1998, a circuit court entered a judgment against the Bank in the amount of $78,000 for breach of contract regarding its alleged failure to provide a party the right to purchase real estate formerly used as a branch location. The Company appealed the judgment to the court of appeals and on November 4, 1999, the Company was informed that the appeal was successful and the lower court's decision was reversed. No accrual of this possible loss had been made in the consolidated financial statements.

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

    The Company and its counsel have reviewed the complaint and intend to contest the allegations vigorously. Management is unable to determine the likelihood of an unfavorable outcome of the suit or the amount of damages that the Company may have to pay, if any. The Company will incur costs through the payment of legal fees and the related costs of litigation. The extent of these costs is not determinable at this time. There has been no change in the information available on this complaint since June 30, 1999.

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

                            HCB BANCSHARES, INC.
                            Registrant



Date:  November 12, 1999    By: /s/ Vida H. Lampkins
                                --------------------------------
                                Vida H. Lampkin
                                Chairman, President and
                                Chief Executive Officer
                                (Duly Authorized Representative)


Date:  November 12, 1999    By: /s/ Scott A. Swain
                                --------------------------------
                                Scott A. Swain
                                Vice President and
                                Chief Financial Officer
                                (Principal Financial Officer)