Form 10-Q
period 1999-12-31
HCB BANCSHARES INC
filed 2000-02-08
CIK 1029740

                        FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

Mark One
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1999.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 2,052,631 shares of common stock issued and outstanding as of January 31, 2000.

                       CONTENTS



PART I.  FINANCIAL INFORMATION
         ---------------------

     Item 1. Condensed Consolidated Financial Statements


             Condensed Consolidated Statements of Financial
             Condition at December 31, 1999 (unaudited) and
             June 30, 1999

             Condensed Consolidated Statements of Income and
             Comprehensive Income for the Three and Six Months
             Ended December 31, 1999 and 1998 (unaudited)

             Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1999 and 1998
             (unaudited)

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


SIGNATURES

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1999 (UNAUDITED) AND JUNE 30, 1999
----------------------------------------------------------------

                                                      DECEMBER 31,
                                                          1999          JUNE 30,
ASSETS                                               (UNAUDITED)         1999
                                                     -------------   ------------
Cash and due from banks                               $  3,226,227   $  3,560,884
Interest-bearing deposits with banks                     1,177,061        975,330
                                                      ------------   ------------
Cash and cash equivalents                                4,403,288      4,536,214
Other interest bearing deposits with banks                  99,000        718,000
Investment securities available for sale, at
  fair value                                           138,695,394    147,119,689
Loans receivable, net of allowance                     123,640,872    115,162,883
Accrued interest receivable                              1,787,574      1,717,823
Federal Home Loan Bank stock                             5,939,800      5,379,100
Premises and equipment, net                              6,412,593      6,500,704
Goodwill, net                                              318,750        356,250
Real estate held for sale                                  347,824        463,478
Other assets                                             4,854,284      3,442,744
                                                      ------------   ------------
TOTAL                                                 $286,499,379   $285,396,885
                                                      ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Deposits                                            $139,799,548   $146,296,598
  Federal Home Loan Bank advances                      117,040,406    104,523,419
  Advance payments by borrowers for
     taxes and insurance                                   213,345        128,442
  Accrued interest payable                                 912,367        815,197
  Note payable                                             160,000        240,000
  Other liabilities                                      1,271,226      1,275,669
                                                      ------------   ------------
                   Total liabilities                   259,396,892    253,279,325
                                                      ------------   ------------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized, 2,645,000 shares issued, 2,052,631
    and 2,329,544 shares outstanding at December
    31, 1999 and June 30, 1999, respectively                26,450         26,450
  Additional paid-in capital                            25,984,420     25,993,872
  Unearned ESOP shares                                  (1,375,400)    (1,481,200)
  Unearned MRP shares                                     (295,039)      (390,056)
  Accumulated other comprehensive income (loss)         (4,999,174)    (2,620,673)
  Retained earnings                                     13,668,015     13,831,694
                                                      ------------   ------------
                                                        33,009,272     35,360,087
                                                      ------------   ------------
Treasury stock, at cost, 592,369 and 315,456 shares
  at December 31, 1999, and June 30, 1999,
  respectively                                          (5,906,785)    (3,242,527)
                                                      ------------   ------------
                   Total stockholders' equity           27,102,487     32,117,560
                                                      ------------   ------------
TOTAL                                                 $286,499,379   $285,396,885
                                                      ============   ============

  See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
INCOME
THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
(UNAUDITED)
----------------------------------------------------------------

                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                 DECEMBER 31,              DECEMBER 31,
                                           1999           1998        1999            1998
                                           ----           ----        ----            ----
INTEREST INCOME:
  Interest and fees on loans           $ 2,595,819   $ 2,218,325   $ 5,130,573     $ 4,464,997
  Investment securities:
     Taxable                             1,851,388     2,090,425     3,777,198       3,980,306
     Nontaxable                            375,901       216,074       715,109         461,179
  Other                                     88,927       130,830       179,785         273,829
                                       -----------   -----------   -----------     -----------
    Total interest income                4,912,035     4,655,654     9,802,665       9,180,311

INTEREST EXPENSE:
  Deposits                               1,576,060     1,682,063     3,197,111       3,409,119
  Federal Home Loan Bank advances        1,649,318     1,433,716     3,151,796       2,660,115
  Note payable                               2,500         4,500         7,000          10,000
                                       -----------   -----------   -----------     -----------
    Total interest expense               3,227,878     3,120,279     6,355,907       6,079,234

NET INTEREST INCOME                      1,684,157     1,535,375     3,446,758       3,101,077
PROVISION FOR LOAN LOSSES                       --            --            --              --
                                       -----------   -----------   -----------     -----------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                       1,684,157     1,535,375     3,446,758       3,101,077

NONINTEREST INCOME:
  Service charges on deposit accounts      154,277        93,425       275,005         173,648
  Gain on sales of investment securities
    available for sale                          --       113,900            --         233,642
  Other                                    103,073       100,986       216,506         202,016
                                       -----------   -----------   -----------     -----------
    Net noninterest income                 257,350       308,311       491,511         609,306
                                       -----------   -----------   -----------     -----------

NONINTEREST EXPENSE:
  Salaries and employee benefits           985,194       935,765     1,941,210       1,803,195
  Net occupancy expense                    217,975       196,150       438,268         352,778
  Communication, postage, printing
    and office supplies                    112,090       110,006       203,318         190,035
  Advertising                              109,361        31,103       173,556          59,383
  Data processing                           82,103       147,017       164,575         227,904
  Professional fees                        255,396       359,096       681,671         488,935
  Amortization of goodwill                  18,750        18,750        37,500          37,500
  Other                                     69,310        91,212       163,961         135,697
                                       -----------   -----------   -----------     -----------
    Total noninterest expense            1,850,179     1,889,099     3,804,059       3,295,427
                                       -----------   -----------   -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES           91,328       (45,413)      134,210         414,956

INCOME TAX PROVISION (BENEFIT)              15,101       (58,068)       16,000          92,117
                                       -----------   -----------   -----------     -----------

NET INCOME                              $   76,227   $    12,655   $   118,210      $  322,839
                                       -----------   -----------   -----------     -----------

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
INCOME
THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
(UNAUDITED)
----------------------------------------------------------------

                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       DECEMBER 31,              DECEMBER 31,
                                                 1999           1998        1999            1998
                                                 ----           ----        ----            ----

OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:
  Unrealized holding gain (loss) on
    securities arising during period          (1,190,992)      (341,820)  (2,378,501)        403,964
  Reclassification adjustment for gains
    included in net income                            --       (113,900)          --        (233,642)

                                             -----------    -----------  -----------      ----------
    Other comprehensive income (loss)         (1,190,992)      (455,720)  (2,378,501)        170,322
                                             -----------    -----------  -----------      ----------

COMPREHENSIVE INCOME (LOSS)                  $(1,114,765)   $  (443,065) $(2,260,291)     $  493,161
                                             ===========    ===========  ===========      ==========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                1,953,898      2,388,538    2,057,797       2,424,061
                                             ===========    ===========  ===========      ==========

EARNINGS PER SHARE:
  Basic                                      $      0.04    $      0.01  $      0.06      $     0.13
                                             ===========    ===========  ===========      ==========
  Diluted                                    $      0.04    $      0.01  $      0.06      $     0.13
                                             ===========    ===========  ===========      ==========

DIVIDENDS PER SHARE                          $      0.06    $      0.06  $      0.12      $     0.12
                                             ===========    ===========  ===========      ==========


                                                                                          (Concluded)

 See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998 (UNAUDITED)
----------------------------------------------------------------

                                                         Six Months Ended
                                                           December 31,
                                                       1999            1998
                                                       ----            ----
OPERATING ACTIVITIES:
  Net income                                        $   118,210       $  322,839
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Depreciation                                        315,557          236,001
    Amortization (accretion) of:
      Deferred loan origination fees                   (102,760)          (4,343)
      Goodwill                                           37,500           37,500
      Premiums and discounts on loans, net               (2,493)           1,649
      Premiums and discounts on investment
        securities, net                                  71,819          168,051
    Net gain on sale of investment securities
      available for sale                                     --         (233,642)
    Loss on disposal of other assets, net                    --           19,905
    Originations of loans held for sale              (5,175,685)      (6,022,144)
    Proceeds from sales of loans                      6,460,303        4,367,696
    Stock compensation expense                          191,365          218,765
    Change in accrued interest receivable               (69,751)         (13,763)
    Change in accrued interest payable                   97,170          124,954
    Change in other assets                              190,712         (186,400)
    Change in other liabilities                          (4,445)        (237,184)
                                                    -----------      -----------
            Net cash provided (used) by
              operating activities                    2,127,502       (1,200,116)

INVESTING ACTIVITIES:
  Purchases of investment securities
    available for sale                               (3,302,892)     (64,390,400)
  Purchases of Federal Home Loan Bank stock            (560,700)      (1,789,800)
  Purchases of premises and equipment                  (227,446)        (462,052)
  Proceeds from sales or maturity of investment
    securities                                               --       30,592,669
  Proceeds from maturity of interest bearing
    deposits                                            619,000        1,032,000
  Loan originations, net of repayments               (9,657,351)      (2,076,565)
  Principal payments on investment securities         7,674,614       14,199,619
  Proceeds from sale of land held for resale            115,654          134,707
                                                    -----------      -----------
          Net cash used by investing activities      (5,339,121)     (22,759,822)

                                                                      (Continued)

                             -6-

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998 (UNAUDITED)
----------------------------------------------------------------

                                                         Six Months Ended
                                                           December 31,
                                                       1999            1998
                                                       ----            ----
FINANCING ACTIVITIES:

  Net increase (decrease) in deposits               $  (6,497,050) $    234,380
  Advances from Federal Home Loan Bank                149,384,000    73,250,000
  Repayment of Federal Home Loan Bank advances       (136,867,013)  (43,397,184)
  Net increase in advance payments by borrowers
    for taxes and insurance                                84,903        32,452
  Repayment of note payable                               (80,000)      (80,000)
  Common stock acquired for stock option benefit
    plan trust                                           (615,753)   (1,629,874)
  Stock purchased for MRP                                      --      (722,328)
  Purchase of treasury stock                           (2,048,505)      (58,750)
  Dividends paid                                         (281,889)     (317,400)
                                                    -------------  ------------

             Net cash provided by financing
               activities                               3,078,693    27,311,296
                                                    -------------  ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                       (132,926)    3,351,358

CASH AND CASH EQUIVALENTS:
  Beginning of period                                   4,536,214     3,822,398
                                                    -------------  ------------
  End of period                                     $   4,403,288  $  7,173,756
                                                    =============  ============

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

    The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q. Accordingly, they do not include all of the information required by generally accepted accounting principles. The unaudited statements reflect all adjustments, which are, in the opinion of management, necessary for fair presentation of the financial condition and results of operations. The statement of income and comprehensive income for the three and six months ended December 31, 1999 is not necessarily indicative of the results that may be expected for the Company's fiscal year ending June 30, 2000. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1999, contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

NOTE 2   EARNINGS PER SHARE

    The weighted average number of common shares used to calculate earnings per share for the periods ended December 31, 1999 and 1998 were as follows:


                                                    Three months ended         Six months ended
                                                        December 31,             December 31,
                                                     1999         1998         1999        1998
                                                     ----         ----         ----        ----
  Basic weighted - average shares                    1,953,898   2,388,538     2,057,797  2,424,061
  Effect of dilutive securities                              0           0             0          0
                                                     ---------   ---------     ---------  ---------
  Diluted weighted - average shares                  1,953,898   2,388,538     2,057,797  2,424,061
                                                     =========   =========     =========  =========

    The Company has issued stock options and MRP shares that have the potential to be dilutive to its weighted average shares calculation. However, as of December 31, 1999 their effect is either antidilutive or not significant enough to change the earnings per share disclosed.

NOTE 3   DECLARATION OF DIVIDENDS

    At their meeting on August 19, 1999, the Board of Directors declared a $.06 per share cash dividend on the common stock of the Company. The cash dividend was paid on September 30, 1999 to the stockholders of record at the close of business on September 15, 1999. At their meeting on November 18, 1999, the Board of Directors declared a $.06 per share cash dividend on the common stock of the Company. The cash dividend was paid on December 30, 1999 to the stockholders of record at the close of business on December 15, 1999.


NOTE 4   STOCK PURCHASED FOR OPTION BENEFIT TRUST

    During the quarter ended December 31, 1999, the Company purchased 64,138 shares and placed them in its stock option plan trust. These shares are classified as treasury stock on the accompanying condensed consolidated statement of financial condition, are available for sale, and are managed by the trustees specifically for funding stock option benefits provided to key employees. The total number of stock option shares granted as of December 31, 1999 was 315,264 at an average of $9.14 per share of which 146,074 were vested. This compares to the total number of stock option shares granted as of June 30, 1999 of 315,168 at an average of $9.14 per share of which 146,106 were vested.

NOTE 5   COMMITMENTS AND CONTINGENCIES

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

GENERAL

    The Bank's principal business consists of attracting deposits from the general public and investing those funds in loans collateralized by first mortgages on existing owner-occupied single-family residences in the Bank's primary market area and loans collateralized by, to a lesser but growing extent, commercial and multi-family real estate, consumer loans and commercial business loans. The Bank also maintains a substantial investment portfolio of mortgage-related securities, municipals, and U.S. government and agency securities and borrows funds as necessary and prudent, to fund its principal business.

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

YEAR 2000 READINESS DISCLOSURE

    The Company realized the challenges of the year 2000 issue. In compliance with regulatory guidelines, a committee was assembled to review the effects the century change would have on the Company's systems and to assess the potential risks that it presents. A formal plan of action was developed to address this issue. This plan was approved by the Board of Directors, and had the full support of senior management. An inventory of internal systems, both computer and non-computer related, was completed in this process. Relationships with third party vendors were also analyzed. Potential weaknesses were then documented and prioritized as to their effect on critical business functions. The Company was already in the process of selecting a new data-processing system to facilitate its business plan. Year 2000 compliance became an important issue in the selection process. A vendor with a year 2000 compliant system was selected and conversion was completed in the quarter ended December 1998. This system had undergone thorough testing prior to its installation. All the user departments were involved in review of the test results and in additional onsite testing. This testing process revealed no year 2000 related problems. Testing also took place for external parties with which the Bank exchanges significant information. In addition, testing was performed on all other mission critical information systems.

    Seven vendors were identified as "mission critical". All seven indicated that they were year 2000 compliant. The Company's internal operating systems were tested, and those that failed were replaced. Replacement systems were then tested and passed. As a result of this process, all of the internal operating systems were determined to be year 2000 compliant.

    In addressing the year 2000 issue, the Bank used its current internal staffing with little reliance on outside resources. Major vendors provided compliant software at no additional expense to the Bank. Replacement of the main data-processing system cost approximately $650,000.

    Following the date rollover into the year 2000, important systems and equipment within the bank, vendors, and important support systems utilized by the bank were all operating normally. Also, the expected unusual demand for cash as 1999 ended, did not materialize. Finally, the Bank's largest loan customers were contacted and they all reported normal operations.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND JUNE
30, 1999

    The Company had consolidated total assets of $286.5 million and $285.4 million at December 31, 1999 and June 30, 1999, respectively. During the six-month period ended December 31, 1999 the Company experienced an increase in its consolidated loan portfolio from $115.2 million at June 30, 1999, to $123.6 million. During this same period, investments and mortgage-backed securities and other short-term interest-earning assets decreased from $148.8 million at June 30, 1999 to $140.0 million at December 31, 1999. It is noted that $4.0 million of the $8.8 million decrease in investment securities was attributed to a decrease in the market value of the securities. However, the Company continues its strategy of replacing securities with loans as opportunities present themselves.

    Deposits decreased from $146.3 million at June 30, 1999 to $139.8 million at December 31, 1999. Although the Bank's level of deposits has been sufficient to provide for adequate liquidity, the deposit market remains competitive. The outstanding balances of FHLB borrowings increased from $104.5 million at June 30, 1999, to $117.0 million at December 31, 1999, to replace the decrease in deposits and fund loan growth.

    Stockholders' equity amounted to $27.1 million at December 31, 1999, and $32.1 million at June 30, 1999. The changes in equity were primarily due to the increased unrealized loss on investment securities available for sale, dividends paid, and the purchase of treasury stock. At December 31, 1999, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX-MONTHS
ENDED DECEMBER 31, 1999 AND 1998

    Net Income. Net income for the three months ended December 31, 1999 was approximately $76,000 compared to net income of approximately $13,000 for the three months ended December 31, 1998. Net income for the six months ended December 31, 1999 was approximately $118,000 compared to net income of approximately $323,000 for the six months ended December 31, 1998. Explanations of primary changes to income and expense items follow.

    Interest Income. Interest income for the three months ended December 31, 1999 increased approximately $256,000, or 5.5 percent compared to the three months ended December 31, 1998. Interest income for the six months ended December 31, 1999 increased approximately $622,000, or 6.8 percent compared to the six months ended December 31, 1998. The increases were primarily due to increases in the average balances of both loans and investment securities.

    Interest Expense. Interest expense for the three months ended December 31, 1999 increased approximately $108,000, or 3.5 percent compared to the three months ended December 31, 1998. Interest expense for the six months ended December 31, 1999 increased approximately $277,000, or 4.6 percent compared to the six months ended December 31, 1998. The increase was primarily due to an increase in the average balance of FHLB advances, which was slightly offset by a decrease in the average balance of deposits.

    As a result of the above changes, net interest income for the three months ended December 31, 1999 increased approximately $149,000, or 9.7 percent compared to the three months ended December 31, 1998, and net interest income for the six months ended December 31, 1999 increased approximately $346,000, or
11.2 percent compared to the six months ended December 31, 1998.

    Provision for Loan Losses. The allowance for loan losses of $1.3 million represented 0.99 percent of outstanding loans at December 31, 1999, which compares to 1.08 percent at June 30, 1999. Nonperforming loans as of December 31, 1999, and June 30, 1999, as a percent of total loans, were 0.59% and 0.46% respectively.

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

    Noninterest Income. Noninterest income is comprised primarily of service charges on deposit accounts, and gains on the sales of loans and investment securities. Noninterest income for the three months ended December 31, 1999, was approximately $257,000 compared to approximately $308,000 for the three months ended December 31, 1998. Noninterest income for the six months ended December 31, 1999, was approximately $492,000 compared to approximately $609,000 for the six months ended December 31, 1998. The decrease for the three and six-month periods is due primarily to decreases in gains on sales of investments, which were somewhat offset by increases in fees earned on checking and savings accounts, and net gain on sales of loans.

    In light of the increasingly competitive markets for deposits and loans, management has continued the shifting of the Bank's deposit taking and loan origination activities to reflect, among other things, the importance of offering valued customer services that generate additional fee income, and it is expected that management will continue this trend for the foreseeable future.

    Noninterest Expense. The major components of noninterest expense are salaries and employee benefits paid to or on behalf of the Company's employees and directors, occupancy expense for ownership and maintenance of the Company's buildings, furniture, and equipment, data processing expenses, advertising, and professional fees paid to consultants, attorneys, and accountants. Total noninterest expense for the three months ended December 31, 1999 was $1.85 million compared to $1.89 million for the three months ended December 31, 1998. While the total expense remained relatively the same, differences include increases in compensation expense, occupancy expense, and advertising, and decreases in data processing and professional fees. Total noninterest expense for the six months ended December 31, 1999 was $3.80 million compared to $3.30 million for the three months ended December 31, 1998. The increases are primarily attributed to increases in compensation expense, occupancy expense, professional fees, and advertising, and decreases in data processing.

    In the quarter ending December 31, 1999, management reviewed its allowance for loss on investment securities and determined there was excess due to paydowns. The result was a $39,681 reversal of previously recorded allowance for investment loss. This amount is included in other noninterest expense.

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

    Income Taxes. The effective income tax rate for the Bank for the three months ended December 31, 1999 and 1998 was 16.5% and (127.9%), respectively. The effective income tax rate for the Bank for the six months ended December 31, 1999 and 1998 was
11.9% and 22.2%, respectively.   Each rate includes both federal
and Arkansas tax components. The variance in the effective rate from the expected statutory rate is due primarily to tax exempt interest.

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

    The Bank's primary sources of funds are savings deposits, borrowed funds, proceeds from principal and interest payments on loans and mortgage-backed securities, interest payments and maturities of investment securities, and earnings. While scheduled principal repayments on loans and mortgage-backed securities and interest payments on investment securities are a relatively predictable source of funds, deposit flows and loan and mortgage-backed prepayments are greatly influenced by general interest rates, economic conditions, competition, and other factors.

    The Company has also designated all of its securities as available for sale. At December 31, 1999, and June 30, 1999, the Company had designated securities with a fair value of approximately $138.7 million and $147.1 million, as available for sale, respectively. In addition to internal sources of funding, the Bank as a member of the FHLB has substantial borrowing authority with the FHLB. The Bank's use of a particular source of funds is based on need, comparative total costs, and availability.

    At December 31, 1999, the Bank had $7.9 million in commitments to originate loans (including unfunded portions of construction loans), and approximately $169,000 in unused lines of credit. At the same date, the total amount of certificates of deposit which were scheduled to mature in one year or less was $83.6 million. Management anticipates that the Bank will have adequate resources to meet its current commitments through internal funding sources described above.

    For the six months ended December 31, 1999, total deposits decreased approximately $6.5 million, or 4.4 percent. Approximately $5.3 million of the decrease was in certificates of deposits and the remaining $1.2 million due to a decrease in transaction accounts. The primary cause of the decreases is intense competition in some of the Bank's markets. Management has been aware of the situation and has initiated new certificate of deposit special rate products, and new competitive transaction account plans to help retain existing customers and attract new customers. Management will continue to monitor the progress of the new products, and develop new products and services.

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

    None

Item 3.  Defaults upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    The Company's Annual Meeting of Stockholders was held on
December 16, 1999. 2,028,677 shares of the Company's common stock were represented at the Annual Meeting in person or by proxy.

    Stockholders voted in favor of the election of three nominees for director. The voting results for each nominee were as follows:



Nominee                  Votes in Favor
                          of Election          Votes Withheld

Cameron D McKeel            1,941,948              86,729


Bruce D. Murry              1,928,348             100,329


Lula Sue Silliman           1,927,223             101,454


There were 213,309 broker nonvotes on the matter.

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

    Exhibits:

    Exhibit 27          Financial Data Schedule

    Reports on Form 8-K:

    The Company filed an 8-K on December 29, 1999, reporting that on December 16, 1999, its Board of Directors elected Cameron McKeel to the position of President and Chief Executive Officer of the Company and its subsidiary, HEARTLAND Community Bank. Vida H. Lampkin will continue to serve as Chairman of the Board of the Company and the Bank.

                      SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            HCB BANCSHARES, INC.
                            Registrant



Date:  February 7, 2000     By: /s/ Cameron D. McKeel
                                --------------------------------
                                Cameron D. McKeel
                                President and Chief Executive
                                Officer
                                (Duly Authorized Representative)


Date:  February 7, 2000     By: /s/ Scott A. Swain
                                --------------------------------
                                Scott A. Swain
                                Senior Vice President and
                                Chief Financial Officer
                                (Principal Financial Officer)