Form 10-Q
period 2000-03-31
HCB BANCSHARES INC
filed 2000-05-15
CIK 1029740

                        FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

Mark One
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2000.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 2,052,631 shares of common stock issued and outstanding as of March 31, 2000.

                       CONTENTS



PART I.  FINANCIAL INFORMATION
         ---------------------

     Item 1.  Condensed Consolidated Financial Statements

             Condensed Consolidated Statements of Financial
             Condition at March 31, 2000 (unaudited) and June
             30, 1999

             Condensed Consolidated Statements of Income and
             Comprehensive Income for the Three Months and
             Nine Months Ended March 31, 2000 and 1999
             (unaudited)

             Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2000 and 1999
             (unaudited)

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


SIGNATURES

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2000 (UNAUDITED) AND JUNE 30, 1999
----------------------------------------------------------------

                                                        MARCH 31,
                                                          2000          JUNE 30,
ASSETS                                               (UNAUDITED)         1999
                                                     -------------   ------------
Cash and due from banks                               $  3,373,476   $  3,560,884
Interest-bearing deposits with banks                       719,857        975,330
                                                      ------------   ------------
  Cash and cash equivalents                              4,093,333      4,536,214
Other interest bearing deposits with banks                  99,000        718,000
Investment securities available for sale, at
  fair value                                           135,760,997    147,119,689
Loans receivable, net of allowance                     127,150,241    115,162,883
Accrued interest receivable                              1,687,394      1,717,823
Federal Home Loan Bank stock                             6,030,500      5,379,100
Premises and equipment, net                              6,351,828      6,500,704
Goodwill, net                                              300,000        356,250
Real estate held for sale                                  463,520        463,478
Other assets                                             4,781,051      3,442,744
                                                      ------------   ------------
TOTAL                                                 $286,717,864   $285,396,885
                                                      ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Deposits                                            $141,940,348   $146,296,598
  Federal Home Loan Bank advances                      114,476,487    104,523,419
  Advance payments by borrowers for
     taxes and insurance                                   445,976        128,442
  Accrued interest payable                                 918,098        815,197
  Note payable                                             160,000        240,000
  Other liabilities                                      1,377,815      1,275,669
                                                      ------------   ------------
                   Total liabilities                   259,318,724    253,279,325
                                                      ------------   ------------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized, 2,645,000 shares issued, 2,052,631
    and 2,329,544 shares outstanding at March 31,
    2000 and June 30, 1999, respectively                    26,450         26,450
  Additional paid-in capital                            25,966,514     25,993,872
  Unearned ESOP shares                                  (1,322,500)    (1,481,200)
  Unearned MRP shares                                     (247,971)      (390,056)
  Accumulated other comprehensive income (loss)         (4,884,989)    (2,620,673)
  Retained earnings                                     13,768,421     13,831,694
                                                      ------------   ------------
                                                        33,305,925     35,360,087
Treasury stock, at cost, 592,369 and 315,456
  shares at March 31, 2000, and June 30, 1999,
  respectively                                          (5,906,785)    (3,242,527)
                                                      ------------   ------------
                   Total stockholders' equity           27,399,140     32,117,560
                                                      ------------   ------------
TOTAL                                                 $286,717,864   $285,396,885
                                                      ============   ============

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
INCOME
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)
----------------------------------------------------------------

                                            Three Months Ended         Nine Months Ended
                                                March 31,                 March 31,
                                          2000          1999         2000          1999
                                          ----          ----         ----          ----
INTEREST INCOME:
  Interest and fees on loans          $ 2,638,727   $ 2,321,845   $ 7,769,299   $  6,786,842
  Investment securities:
     Taxable                            1,831,359     2,018,613     5,608,558      5,998,919
     Nontaxable                           382,364       167,026     1,097,473        628,205
  Other                                   101,087       114,181       280,872        388,010
                                      -----------   -----------   -----------   ------------
   Total interest income                4,953,537     4,621,665    14,756,202     13,801,976

INTEREST EXPENSE:
  Deposits                              1,624,821     1,611,221     4,821,932      5,020,340
  Federal Home Loan Bank advances       1,697,568     1,384,517     4,849,364      4,044,632
  Note payable                              3,000         4,500        10,000         14,500
                                      -----------   -----------   -----------   ------------
   Total interest expense               3,325,389     3,000,238     9,681,296      9,079,472

NET INTEREST INCOME                     1,628,148     1,621,427     5,074,906      4,722,504
                                      -----------   -----------   -----------   ------------
PROVISION FOR LOAN LOSSES                      --            --            --             --
                                      -----------   -----------   -----------   ------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                      1,628,148     1,621,427     5,074,906      4,722,504

NONINTEREST INCOME:
  Service charges on deposit
    accounts                              121,957        74,645       396,961        248,293
  Gain on sales of investment
    securities available for sale              --        20,372            --        254,015
  Other                                   117,806       119,192       334,313        321,205
                                      -----------   -----------   -----------   ------------
   Net noninterest income                 239,763       214,209       731,274        823,513
                                      -----------   -----------   -----------   ------------

NONINTEREST EXPENSE:
  Salaries and employee benefits          984,695       958,436     2,925,905      2,761,630
  Net occupancy expense                   226,139       218,129       664,408        570,907
  Communication, postage, printing
    and office supplies                    94,247       110,798       297,564        300,832
  Advertising                              53,551        84,752       227,107        144,135
  Data processing                          84,537        68,828       249,113        296,732
  Professional fees                       194,182       353,716       875,853        842,651
  Amortization of goodwill                 18,750        18,750        56,250         56,250
  Other                                   128,216        67,142       292,176        202,840
                                      -----------   -----------   -----------   ------------
   Total noninterest expense            1,784,317     1,880,551     5,588,376      5,175,977
                                      -----------   -----------   -----------   ------------

INCOME (LOSS) BEFORE INCOME TAXES          83,594       (44,915)      217,804        370,040

INCOME TAX PROVISION (BENEFIT)           (152,500)      (62,631)     (136,500)        29,486
                                      -----------   -----------   -----------   ------------
NET INCOME                            $   236,094   $    17,716   $   354,304   $    340,554
                                      -----------   -----------   -----------   ------------

                                                                (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
INCOME
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)
----------------------------------------------------------------

                                                    Three Months Ended         Nine Months Ended
                                                        March 31,                 March 31,
                                                  2000          1999         2000          1999
                                                  ----          ----         ----          ----
OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:
  Unrealized holding gain (loss) on
    securities arising during period               114,185   (614,638)    (2,264,316)     (210,674)
  Reclassification adjustment for gains
    included in net income                             --     (20,372)            --      (254,015)
                                               ----------  ----------    -----------    ----------
   Other comprehensive income (loss)              114,185    (635,010)    (2,264,316)     (464,689)
                                               ----------  ----------    -----------    ----------
COMPREHENSIVE INCOME (LOSS)                    $  350,279  $ (617,294)   $(1,910,012)   $ (124,135)
                                               ==========  ==========    ===========    ==========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                 1,918,618   2,326,208      2,011,760     2,392,284
                                               ==========  ==========    ===========    ==========

EARNINGS PER SHARE:
  Basic                                        $     0.12  $     0.01    $      0.18     $    0.14
                                                     ====        ====           ====          ====
  Diluted                                      $     0.12  $     0.01    $      0.18     $    0.14
                                                     ====        ====           ====          ====

DIVIDENDS PER SHARE                            $     0.06  $     0.06    $      0.18     $    0.18
                                                     ====        ====           ====          ====

                                                                                 (Concluded)


See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
---------------------------------------------------------------

                                                        Nine Months Ended March 31,
                                                           2000           1999
                                                         --------       --------
OPERATING ACTIVITIES:
  Net income                                             $   354,306    $  340,554
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Depreciation                                             482,849       385,469
    Amortization (accretion) of:
      Deferred loan origination fees                        (135,656)       (4,127)
      Goodwill                                                56,250        56,250
      Premiums and discounts on loans, net                    (3,465)          555
      Premiums and discounts on investment
        securities, net                                       88,637       268,798
    Net gain on sale of investment securities
      available for sale                                          --      (254,015)
    Loss on disposal of other assets, net                         --        72,002
    Originations of loans held for sale                   (7,430,403)   (9,747,285)
    Proceeds from sales of loans                           8,016,770     8,743,540
    Stock compensation expense                               273,427       312,641
    Change in accrued interest receivable                     30,429       154,776
    Change in accrued interest payable                       102,901       132,832
    Change in other assets                                   194,398      (442,376)
    Change in other liabilities                              102,147      (476,534)
                                                        ------------   ------------
            Net cash provided (used) by
              operating activities                         2,132,590      (456,920)

INVESTING ACTIVITIES:
  Purchases of investment securities - available
    for sale                                              (3,302,892)   (74,479,112)
  Purchases of Federal Home Loan Bank stock                 (651,400)    (1,860,800)
  Purchases of premises and equipment                       (333,973)    (1,004,691)
  Proceeds from sales or maturity of investment
    securities                                                    --     38,850,638
  Proceeds from maturity of interest bearing deposits        619,000      1,548,000
  Loan originations, net of repayments                   (12,434,604)    (6,442,317)
  Principal payments on investment securities             10,775,883     19,931,594
  Proceeds from sale of land held for resale                      --        134,707
                                                        ------------   ------------
          Net cash used by investing activities           (5,327,986)   (23,321,981)

                                                    (Continued)

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)

                                                   Nine Months Ended March 31,
                                                       2000           1999
                                                     -------        --------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits              $  (4,356,250)  $  1,989,039
  Advances from Federal Home Loan Bank               211,499,000     89,038,000
  Repayment of Federal Home Loan Bank advances      (201,545,932)   (58,698,076)
  Net increase in advance payments by borrowers
    for taxes and insurance                              317,534        101,388
  Repayment of note payable                              (80,000)       (80,000)
  Common stock acquired for stock option benefit
    plan trust                                          (615,753)    (1,629,874)
  Stock purchased for MRP                                     --       (722,328)
  Purchase of treasury stock                          (2,048,505)    (1,251,719)

  Dividends paid                                        (417,579)      (476,100)
                                                   -------------   ------------
             Net cash provided by financing
               activities                              2,752,515     28,270,330
                                                   -------------   ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                      (442,881)     4,491,429

CASH AND CASH EQUIVALENTS:
  Beginning of period                                  4,536,214      3,822,398
                                                   -------------   ------------
  End of period                                    $   4,093,333   $  8,313,827
                                                   =============   ============

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

    The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q. Accordingly, they do not include all of the information required by generally accepted accounting principles. The unaudited statements reflect all adjustments, which are, in the opinion of management, necessary for fair presentation of the financial condition and results of operations. The statement of income and comprehensive income for the three and nine months ended March 31, 2000 is not necessarily indicative of the results that may be expected for the Company's fiscal year ending June 30, 2000. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1999, contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

NOTE 2 -- EARNINGS PER SHARE

    The weighted average number of common shares used to calculate earnings per share for the periods ended March 31, 2000 and 1999 were as follows:

                                     Three months ended         Nine months ended
                                         March 31,                  March 31,
                                     2000        1999          2000           1999
                                     ----        ----          ----           ----
  Basic weighted-average shares    1,918,618   2,326,208     2,011,760    2,392,284
  Effect of dilutive securities            0       5,191             0            0
                                   ---------   ---------     ---------    ---------
  Diluted weighted-average
    shares                         1,918,618   2,331,339     2,011,760    2,392,284
                                   =========   =========     =========    =========

    The Company has issued stock options and MRP shares that have the potential to be dilutive to its weighted average shares calculation

NOTE 3   DECLARATION OF DIVIDENDS

    At their meeting on August 19, 1999, the Board of Directors declared a $.06 per share cash dividend on the common stock of the Company. The cash dividend was paid on September 30, 1999 to the stockholders of record at the close of business on September 15, 1999. At their meeting on November 18, 1999, the Board of Directors declared a $.06 per share cash dividend on the common stock of the Company. The cash dividend was paid on December 30, 1999 to the stockholders of record at the close of business on December 15, 1999. At their meeting on February 17, 2000, the Board of Directors declared a $.06 per share cash dividend on the common stock of the Company. The cash dividend was paid on March 29, 2000 to the stockholders of record at the close of business on March 15, 2000.

NOTE 4   STOCK PURCHASED FOR OPTION BENEFIT TRUST


    During the quarter ended December 31, 1999, the Company purchased 64,138 shares and placed them in its stock option plan trust. These shares are classified as treasury stock on the accompanying condensed consolidated statement of financial condition, are available for sale, and are managed by the trustees specifically for funding stock option benefits provided to key employees. The total number of stock option shares granted as of March 31, 2000 was 313,044 at an average of $9.14 per share of which 143,854 were vested.
This compares to the total number of stock option shares granted as of June 30, 1999 of 315,168 at an average of $9.14 per share of which 146,106 were vested.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND JUNE 30,
1999

    The Company had consolidated total assets of $286.7 million and $285.4 million at March 31, 2000 and June 30, 1999, respectively. During the nine-month period ended March 31, 2000 the Company experienced an increase in its consolidated loan portfolio from $115.2 million at June 30, 1999, to $127.2 million. During this same period, investments and mortgage-backed securities and other short-term interest-earning assets decreased from $148.8 million at June 30, 1999 to $136.6 million at March 31, 2000. Of the $12.2 million decrease in investment securities $3.8 million was attributed to a decrease in the market value of the securities. The Company continues its strategy of replacing securities with loans as opportunities present themselves.

    Deposits have decreased from $146.3 million at June 30, 1999 to $141.9 million at March 31, 2000. However, during the three months ended March 31, 2000, deposits increased $2.1 million. The recent increase in deposits is attributed to new certificate of deposit products, new checking account products and cross selling efforts. Although the

Bank's level of deposits has been sufficient to provide for adequate liquidity, the deposit market remains competitive. The outstanding balances of FHLB borrowings increased from $104.5 million at June 30, 1999, to $114.5 million at March 31, 2000, to replace the decrease in deposits and fund loan growth. However, during the three months ended March 31, 2000, FHLB borrowings decreased $2.6 million reflecting the increase in deposits for the quarter.

    Stockholders' equity amounted to $27.4 million at March 31, 2000, and $32.1 million at June 30, 1999. The changes in equity were primarily due to the increased unrealized loss on investment securities available for sale, dividends paid, and the purchase of treasury stock. At March 31, 2000, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND
NINE-MONTHS ENDED MARCH 31, 2000 AND 1999

    Net Income. Net income for the three months ended March 31, 2000 was approximately $236,000 compared to net income of approximately $18,000 for the three months ended March 31, 1999. Net income for the nine months ended March 31, 2000 was approximately $354,000 compared to net income of approximately $341,000 for the nine months ended March 31, 1999. Explanations of primary changes to income and expense items follow.

    Interest Income. Interest income for the three months ended March 31, 2000 increased approximately $332,000, or 7.2 percent compared to the three months ended March 31, 1999. Interest income for the nine months ended March 31, 2000 increased approximately $954,000, or 6.9 percent compared to the nine months ended March 31, 1999. The increases were approximately 75 percent due to increases in the average balances of both loans and investment securities and 25 percent due to increases in average rates.

    Interest Expense. Interest expense for the three months ended March 31, 2000 increased approximately $325,000, or 10.8 percent compared to the three months ended March 31, 1999. Interest expense for the nine months ended March 31, 2000 increased approximately $602,000, or 6.6 percent compared to the nine months ended March 31, 1999. The increase was approximately 90 percent due to an increase in the average balance of FHLB advances, which was slightly offset by a decrease in the average balance of deposits, and 10 percent due to rising interest costs.

    As a result of the above changes, net interest income for the three months ended March 31, 2000 increased approximately $7,000 compared to the three months ended March 31, 1999, and net interest income for the nine months ended March 31, 2000 increased approximately $352,000, or 7.5 percent compared to the nine months ended March 31, 1999.

    Provision for Loan Losses. The allowance for loan losses of $1.3 million represented 0.95 percent of outstanding loans at March 31, 2000, which compares to 1.08 percent at June 30, 1999. Nonperforming loans as of March 31, 2000, and June 30, 1999, as a percent of total loans, were 0.52% and 0.46% respectively.

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

    Noninterest Income. Noninterest income is comprised primarily of service charges on deposit accounts, and gains on the sales of loans and investment securities. Noninterest income for the three months ended March 31, 2000, was approximately $240,000 compared to approximately $214,000 for the three months ended March 31, 1999. The increase for the three months ended March 31, 2000 is primarily attributed to an increase in service fees on deposits slightly offset by the lack of gains on sales of investment securities. Noninterest income for the nine months ended March 31, 2000, was approximately $731,000 compared to approximately $824,000 for the nine months ended March

31, 1999. The decrease for the nine-month period is due primarily to decreases in gains on sales of investments, which were somewhat offset by increases in fees earned on checking and savings accounts, and net gain on sales of loans.

    In light of the increasingly competitive markets for deposits and loans, management has continued the shifting of the Bank's deposit taking and loan origination activities to reflect, among other things, the importance of offering valued customer services that generate additional fee income, and it is expected that management will continue this trend for the foreseeable future.

    Noninterest Expense. The major components of noninterest expense are salaries and employee benefits paid to or on behalf of the Company's employees and directors, occupancy expense for ownership and maintenance of the Company's buildings, furniture, and equipment, data processing expenses, advertising, and professional fees paid to consultants, attorneys, and accountants. Total noninterest expense for the three months ended March 31, 2000 was $1.8 million compared to $1.9 million for the three months ended March 31, 1999. While the total expense decreased slightly, differences include increases in compensation expense, occupancy expense, other expense, and data processing, and decreases in advertising and professional fees. Total noninterest expense for the nine months ended March 31, 2000 was $5.6 million compared to $5.2 million for the nine months ended March 31, 1999. The increases are primarily attributed to increases in compensation expense, occupancy expense, and advertising, and decreases in data processing.

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

    Income Taxes. The effective income tax rate for the Bank for the three months ended March 31, 2000 and 1999 was (182.4%) and (139.4%), respectively. The effective income tax rate for the Bank for the nine months ended March 31, 2000 and 1999 was
(62.7%) and 8.0%, respectively.   Each rate includes both
federal and Arkansas tax components. The variance in the effective rate from the expected statutory rate is due primarily to tax exempt interest.

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

    The Company has also designated all of its securities as available for sale. At March 31, 2000, and June 30, 1999, the Company had designated securities with a fair value of approximately $135.8 million and $147.1 million, as available for sale, respectively. In addition to internal sources of funding, the Bank as a member of the FHLB has substantial borrowing authority with the FHLB. The Bank's use of a particular source of funds is based on need, comparative total costs, and availability.

    At March 31, 2000, the Bank had $8.9 million in commitments to originate loans (including unfunded portions of construction loans), and approximately $335,000 in unused lines of credit. At the same date, the total amount of certificates of deposit which were scheduled to mature in one year or less was $85.8 million. Management anticipates that the Bank will have adequate resources to meet its current commitments through internal funding sources described above.

    For the nine months ended March 31, 2000, total deposits decreased approximately $4.4 million, or 3.0 percent. Certificates of deposits decreased approximately $4.7 million while transaction accounts had a net increase of approximately $0.3 million. The primary cause of the certificate of deposit decreases is intense competition in some of the Bank's markets. Management has been aware of the situation and has initiated new certificate of deposit special rate products, and new competitive transaction account plans to help retain existing customers and attract new customers. Management will continue to monitor the progress of the new products, and develop new products and services.

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


                            HCB BANCSHARES, INC.
                            Registrant



Date:  May 11, 2000         By: /s/ Cameron D. McKeel
                                --------------------------------
                                Cameron D. McKeel
                                President and Chief Executive
                                Officer
                                (Duly Authorized Representative)


Date:  May 11, 2000         By: /s/ Scott A. Swain
                                --------------------------------
                                Scott A. Swain
                                Senior Vice President and
                                Chief Financial Officer
                                (Principal Financial Officer)