Form 10-K405
period 2000-06-30
HCB BANCSHARES INC
filed 2000-09-28
CIK 1029740

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 _______________

                                    FORM 10-K

[ ] FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000

                         Commission File Number: 0-22423

                              HCB BANCSHARES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Oklahoma                                         62-1670792
---------------------------------------------              --------------------
(State or Other Jurisdiction of Incorporation                (I.R.S. Employer
or Organization)                                            Identification No.)

     237 Jackson Street, Camden, Arkansas                       71701-3941
----------------------------------------------             ---------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, as of a specified date within the past 60 days: $9,525,366 (1,494,175 shares at the last sale price on August 31, 1999 ($6.375 per share); for this purpose, directors, executive officers and 5% stockholders have not been deemed to be non-affiliates).

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,046,580 shares of common stock as of August 31, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2000. (Parts II and IV)

2. Portions of Proxy Statement for the 2000 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

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

         Prior to the Conversion, Bancshares did not engage in any material operations. Since the Conversion, Bancshares has had no significant assets other than the outstanding capital stock of the Bank, a portion of the net proceeds of the Conversion and notes receivable, one of which is from the Employee Stock Ownership Plan ("ESOP"). Bancshares principal business is the business of the Bank. At June 30, 2000, the Company had consolidated total assets of $291.2 million, deposits of $144.9 million and stockholders' equity of $28.2 million, or 9.7% of total assets.

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

         The Bank currently operates through five full-service banking offices located in Camden (2), Fordyce, Sheridan, and Monticello, Arkansas and a loan production office in Bryant, Arkansas. On February 16, 2000, the bank received approval from OTS to convert its loan production office in Bryant, Arkansas to a full service branch. Construction is in progress with an expected open date of October 30, 2000. Historically, the principal business strategy of the Bank, like most other savings institutions in Arkansas and elsewhere, has been to accept savings deposits from residents of the communities served by the Bank's branch offices and to invest those funds in single-family mortgage loans to those and other local residents. In this manner, the Bank and countless other independent community-oriented savings institutions operated safely and soundly for generations. In recent years, however, as the banking business nationwide and in the Bank's primary market area in particular has become more competitive, smaller savings institutions like the Bank have come under increasing market pressure either to grow and increase their profitability or to be acquired by a larger institution. Moreover, during this period the Bank's market area experienced only limited economic growth.

         On a going forward basis, the Bank's current business strategy, as developed and adopted by all of the Bank's directors, officers and employees, incorporates the following key elements: (i) remaining a community-oriented financial institution by continuing to provide the quality service that only a locally based institution and its dedicated staff can deliver, including the possible retention of additional executive officers in the future as the Bank's growth and other needs may warrant; (ii) strengthening the Bank's core deposit base and decreasing interest costs and increasing fee income by expanding the Bank's deposit facilities and products, including the addition and expansion of branch offices, the installation of ATMs, and an emphasis on attracting consumer demand deposits; (iii) increasing loan yields and fee income while maintaining asset quality by emphasizing the origination of higher yielding and shorter term loans, especially commercial and multi-family real estate loans and consumer and commercial business loans, for the Bank's portfolio while increasingly originating lower yielding longer term single-family residential loans principally for resale to investors; (iv) using the capital raised in the Conversion to support the Bank's future growth; and, (v) complementing the Bank's internally generated growth, by potentially acquiring one or more banking institutions or other financial companies if attractive opportunities arise. While it is expected that the Bank may experience especially high deposit and loan growth in the relatively high income and growth segments of the Bank's primary market area, particularly in the Sheridan, Monticello and Bryant areas, management expects to find significant deposit growth and lending opportunities throughout central and southern Arkansas.

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

         The economies in the Bank's primary market area include a variety of industries, including manufacturing, government, services and retail trade. Important employers include International Paper and Georgia Pacific in the timber industry and Lockheed Martin and Atlantic Research in the defense industry, SAU Tech and UA-Monticello. In addition, industries in the Bryant area include Bryant School District as the largest employer, with Alcoa as the largest industrial business, and United Auto Group as the second largest employer.

COMPETITION

         The Bank experiences substantial competition both in attracting and retaining savings deposits and in the originating of mortgage and other loans.

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

         The Bank's primary competition comes from institutions headquartered in the Bank's primary market area and from various non-locally headquartered commercial banks that have branch offices located in the Bank's primary market area. Competing financial institutions offer a wide variety of deposit and loan products. Management's principal competitive strategy has been to emphasize quality customer service.

LENDING ACTIVITIES

         The Bank's principal lending activity consists of the origination of loans collateralized by mortgages on existing single-family residences, commercial real estate, and multifamily properties in the Bank's primary market area. The Bank also makes a variety of consumer and commercial business loans. Management expects to continue and to expand on these types of lending.

         With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully collateralized by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the institution is in compliance with its regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. At June 30, 2000, the maximum aggregate amount that the Bank could have lent to any one borrower under the 15% limit was $4.7 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was $4.3 million. However, Bancshares may participate in loans to one borrower thereby permitting loans to one borrower to be made by the Bank and Bancshares lending together that exceed the Bank's regulatory loan limit. At June 30, 2000, the Bank and Bancshares' loans to the borrower referred to above totaled approximately $5.0 million with Bancshares carrying $0.7 million of the loans.

         Loan Portfolio Composition. The following table sets forth information regarding the composition of the Bank's loan portfolio by type of loan at the dates indicated. At June 30, 2000, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                                  At June 30,
                                    --------------------------------------------------------------------
                                             2000                     1999                   1998
                                    -------------------         -----------------     ------------------
                                    Amount          %           Amount        %       Amount        %
                                    ------        -----         ------      -----     ------      -----

Type of Loan
------------
 Real estate loans:
  One-to-four family
    residential                $  61,198,180     42.26%     $ 53,622,417   43.74%    $ 49,267,399  44.75%
  Multi-family loans               9,220,931      6.37         9,226,426    7.53       12,577,034  11.43
  Non-residential                 48,756,744     33.67        41,907,368   34.18       35,321,040  32.08
  Loans to facilitate sale of
    foreclosed real estate                --        --                --      --          473,476   0.43
  Land and other mortgage loans    5,644,050      3.90         3,547,514    2.89          598,860   0.54
Consumer loans:
  Loans secured by savings
    deposits                       2,320,915      1.60         2,021,141    1.65        2,215,441   2.01
  Home improvement                    40,851      0.03           125,990    0.10        1,291,174   1.17
  Auto                             6,589,480      4.55         4,269,898    3.48        4,070,750   3.70
  Other consumer                   2,260,697      1.56         2,517,190    2.05        1,569,076   1.43
Commercial                         8,769,131      6.06         5,367,611    4.38        2,708,927   2.46
                               -------------    ------      ------------  ------     ------------ ------
    Total                      $ 144,800,979    100.00%     $122,605,555  100.00%    $110,093,177 100.00%
                               -------------    ------      ------------  ------     ------------ ------

Less:
  Loans in process             $   8,100,982                $  6,150,810             $  3,921,787        $
  Deferred loan fees and
    discounts                       (158,217)                    (37,339)                 122,679
  Allowance for loan losses        1,231,709                   1,329,201                1,468,546
                               -------------                ------------             ------------
  Total                        $ 135,626,505                $115,162,883             $104,580,165
                               =============                ============             ============
                                                     At June 30,
                                    ---------------------------------------------
                                             1997                     1996
                                    -------------------         -----------------
                                    Amount          %           Amount        %
                                    ------        -----         ------      -----

Type of Loan
------------
 Real estate loans:
  One-to-four family
    residential                   $  62,340,601   60.90%    $ 61,650,286    70.79%
  Multi-family loans                  8,873,156    8.67        6,819,212     7.83
  Non-residential                    18,814,701   18.38       13,746,549    15.78
  Loans to facilitate sale of
    foreclosed real estate              616,660    0.60          720,749     0.83
  Land and other mortgage loans         483,236    0.47           36,944     0.04
Consumer loans:
  Loans secured by savings
    deposits                          2,434,621    2.38        1,832,180     2.10
  Home improvement                    1,665,244    1.63          204,776     0.24
  Auto                                2,399,648    2.34          786,656     0.90
  Other consumer                      2,629,442    2.58          418,027     0.48
Commercial                            2,101,963    2.05          880,311     1.01
                                  -------------  ------     ------------   ------
    Total                         $ 102,359,272  100.00%    $ 87,095,690   100.00%
                                  -------------  ------     ------------   ------

Less:
  Loans in process                $   2,057,095             $   1,544,097
  Deferred loan fees and                167,069                   137,335
  Allowance for loan losses           1,492,473                 1,283,234
                                  -------------              ------------
  Total                           $  98,642,635              $ 84,131,024
                                  =============              ============

         LOAN MATURITY SCHEDULES. The following table sets forth information regarding dollar amounts of loans maturing in the Bank's portfolio based on their contractual terms to maturity, at June 30, 2000. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause the Bank's repayment experience to differ from that shown below.

                                                          Due After
                                     Due Within           One Through             Due After
                                      One Year            Five Years              Five Years            Total
                                      --------            ----------              ----------            -----
                                                              (In thousands)
Real estate loans:
  One-to-four family mortgage
    loans.........................   $   11,244           $    13,066              $   36,888          $  61,198
  Other mortgage loans............       10,522                13,439                  39,661             63,622
Commercial loans..................        5,216                 2,863                     690              8,769
Consumer loans:
  Loans secured by savings
    deposits.....................         1,727                   594                      --              2,321
  Other..........................         1,094                 7,274                     523              8,891
                                     ----------           -----------               ---------          ---------
     Total........................   $   29,803           $    37,236               $  77,762          $ 144,801
                                     ==========           ===========               =========          =========

         The following table sets forth as of June 30, 2000, dollar amounts of loans due one year or more after June 30, 2000 that had predetermined interest rates and that had adjustable interest rates at that date.

                                                  Predetermined          Floating or
                                                      Rates            Adjustable Rates          Total
                                                  -------------        ----------------        ---------
                                                                       (In thousands)
      Real estate loans:
        One-to-four family mortgage loans....      $   31,186             $   18,768           $   49,954
        Other mortgage loans.................          42,182                 10,918               53,100
      Commercial loans.......................           3,488                     65                3,553
      Consumer loans:
        Loans secured by savings deposits....             594                     --                  594
        Other consumer loans.................           7,797                     --                7,797
                                                   ----------             ----------           ----------
          Total..............................      $   85,247             $   29,751           $  114,998
                                                   ==========             ==========           ==========


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

                                                                                Year Ended June 30,
                                                                 -----------------------------------------------
                                                                    2000               1999             1998
                                                                 -----------       ------------    -------------
Loans originated:
  Real estate loans:
    One-to-four family residential............................  $  46,925,450      $ 24,486,365    $   9,242,608
    Other mortgage loans......................................     29,145,079        18,804,077       19,404,722
  Commercial loans............................................      7,973,954         7,350,903        3,098,085
  Consumer loans..............................................     13,515,847         5,380,714        5,437,188
                                                                -------------      ------------    -------------
     Total loans originated...................................  $  97,560,330      $ 56,022,059    $  37,182,603
                                                                =============      ============    =============

Loans purchased:
  Real estate loans...........................................  $      82,547      $         --    $   8,257,199
                                                                =============      ============    =============

Loans sold....................................................  $  10,160,826      $ 13,140,464    $   4,952,961
                                                                =============      ============    =============

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

         ONE-TO-FOUR FAMILY RESIDENTIAL LENDING. Historically, the Bank's principal lending activity has been the origination of fifteen-year fixed-rate first mortgage loans in the Bank's primary market area. The purchase price or appraised value of most of such residences generally has been between $50,000 and $200,000, with the Bank's loan amounts averaging approximately $67,500. At June 30, 2000, $61.2 million, or 42.3%, of the Bank's total loans were collateralized by one-to-four family residences, substantially all of which were existing, owner-occupied, single-family residences in the Bank's primary market area.

         While the Bank offers a variety of one-to-four family residential mortgage loans with fixed or adjustable interest rates and terms of up to 30 years, substantially all of the fixed-rate loans retained in the Bank's portfolio have terms of 15 years or less. Despite the relatively low credit risks associated with the Bank's 30-year one-to-four family portfolio loans, due to the interest rate risks associated with such longer term loans, management has approved shifting the Bank's one-to-four family residential lending emphasis in the future away from the origination of such loans for the Bank's portfolio and toward the origination of such loans for sale. Currently, it is the Bank's policy to originate all 30-year term one-to-four family residential loans in accordance with the investor's underwriting guidelines and to sell all such originations promptly to investors, servicing released. Such loan originations and sales have become significant. One-to-four-family residential loans originated during the year totaled $46.9 million with $10.9 million or 23% of originations sold or to be sold in the secondary market. The Bank will continue to make non-conforming loans to be held in the Bank's portfolio. Management expects to continue these policies in the future.

         With respect to one-to-four family residential loans originated for retention in the Bank's portfolio, the Bank's lending policies generally limit the maximum loan-to-value ratio to 90% for owner-occupied properties and 80% for non-owner-occupied properties. Loans originated expressly for sale are originated in accordance with the lending policies and underwriting guidelines of the investor.

         From time to time, the Bank makes loans to individuals for construction of one-to-four family owner-occupied residences located in the Bank's primary market area, with such loans usually converting to permanent financing upon completion of construction. At June 30, 2000, the Bank's loan portfolio included $5.0 million of loans collateralized by one-to four-family properties under construction, some of which were construction/permanent loans structured to become permanent loans upon the completion of construction and some of which were interim construction loans structured to be repaid in full upon completion of construction and receipt of permanent financing. The Bank also offers loans to qualified builders for the construction of one-to-four family residences located in the Bank's primary market area. Because such homes are intended for resale, such loans are generally not covered by permanent financing commitments by the Bank. All construction loans are collateralized by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans are underwritten in accordance with the same requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to nine months, during which period the borrower may be required to make monthly interest payments. Borrowers must satisfy all credit requirements that would apply to the Bank's permanent mortgage loan financing prior to receiving construction financing for the subject property. Construction financing generally is considered to involve a higher degree of risk of loss than financing on existing properties. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's primary market area, and by requiring the involvement of qualified builders.

         COMMERCIAL AND MULTI-FAMILY REAL ESTATE LENDING. The Bank offers commercial and multi-family real estate loans in order to benefit from the higher interest rates than could be obtained from investment securities. The Bank has offered commercial and multi-family loans for years with many of such loans having been indirectly originated and underwritten by the Bank through a broker in the Memphis, Tennessee area with whom the Bank has had a long and successful relationship. It is anticipated that the Bank will continue to make loans through this broker as opportunities arise, but management also has increased the Bank's emphasis on the direct origination of commercial and multi-family real estate loans, particularly in central Arkansas.

         Most of the Bank's commercial and multi-family real estate loans are collateralized by properties located in communities within central Arkansas that have experienced significant growth in recent years, particularly communities in or near the greater Little Rock area. The Bank's emphasis on increasing this portfolio resulted in the addition to the Bank's staff of a commercial and multi-family real estate loan origination specialist who works closely with borrowers and various members of the commercial real estate industry throughout central Arkansas. As opportunities for increased originations of such loans have increased, the Bank has been expanding its loan underwriting and servicing staff. All commercial and multi-family loans above loan officers' approved lending authorities are reviewed and approved by the Bank's lending committees at the headquarters in Camden prior to any funding or the issuance of any binding commitment by the Bank.

         The Bank's commercial real estate loans may be collateralized by offices, warehouses, shopping centers, nursing homes, single-family subdivision developments and other income-producing and commercial properties. Multi-family real estate loans are collateralized by greater than one-to-four family residential properties. At June 30, 2000, the Bank had 178 commercial and multi-family loans, with an average loan balance of approximately $289,000. At that date, 48 of these loans totaling approximately $10.2 million were collateralized by properties outside Arkansas, and none of these out-of-market loans were classified by management as substandard, doubtful or loss or designated by management as special mention. Management expects the Bank to continue making these out-of-market loans from time to time as opportunities arise.

         The Bank's commercial and multi-family real estate loans generally are limited to loans not exceeding $2,500,000 on properties located either in Central Arkansas or other areas selected by management and approved by the Board of Directors, with terms of up to 20 years and loan-to-value ratios of up to
80%.   Interest  rates  may  be
fixed for up to 20 years. Under certain circumstances, these longer-term loans may be match funded with similar term FHLB advances to reduce interest rate risk.

         Commercial and multi-family real estate lending entails significant additional risks compared with one-to-four family residential lending. For example, commercial and multi-family real estate loans typically involve large loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the real estate project, and these risks can be significantly impacted by supply and demand conditions in the market for multi-family residential units and commercial office, retail and warehouse space. These risks may be higher with respect to loans collateralized by properties outside the Bank's primary market area or outside the Bank's most historically active lending areas. The Bank's recent and planned increases in commercial and multi-family lending also introduce additional risk as demands on the Bank's loan origination and administration increase and as the Bank's aggregate exposure to these types of loans increases.

         The aggregate amount of loans which federally chartered savings institutions may make on the security of liens on commercial real estate generally may not exceed 400% of the institution's capital.

         CONSUMER LENDING. The Bank's consumer loans primarily consist of loans collateralized by savings deposits at the Bank and automobiles. These loans totaled $2.3 million and $6.6 million, respectively, at June 30, 2000. Management plans to continue the expansion of the Bank's consumer lending activities in the future as part of management's plan to provide a wider range of financial services while increasing the Bank's portfolio yields and improving its asset/liability management.

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

         The Bank makes home improvement loans collateralized by the borrower's residence. These loans, combined with any higher priority mortgage loan, which usually is from the Bank, generally are limited to 90% of the appraised value of the residence. Home improvement loans generally have fixed interest rates and terms of up to ten years.

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

         Consumer loans generally involve more risk than first mortgage loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation  and the  remaining  deficiency  often  does  not  warrant  further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against the Bank, and a borrower may be able to assert against the Bank claims and defenses which it has against the seller of the underlying collateral. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral. The Bank's recent and planned increases in consumer lending also introduce additional risk as demands on the Bank's loan origination and administration increase and as the Bank's aggregate exposure to these types of loans increases.

         COMMERCIAL BUSINESS LENDING. The Bank currently offers working capital loans, floor plan loans to dealers of automobiles and recreational vehicles, and business equipment loans. At June 30, 2000, the Bank's commercial business loans totaled $8.8 million and primarily consisted of recreational vehicle floor plan loans, inventory loans, and equipment loans. At that date, the Bank had two commercial business loans with outstanding commitments exceeding $500,000.

         One loan is collateralized by new recreational vehicles for an in-state RV dealership. The loan requires regular payments of interest monthly, with principal payments as vehicles are sold. At June 30, 2000, the Bank had committed to lend up to $1,300,000, and the outstanding balance was $1,241,036. The loan had experienced some problems and while the loan was designated as special mention by management, no loss is anticipated.

         A second loan is collateralized by inventory and accounts receivable for an in-state retail furniture store. The loan requires regular payments of principal and interest monthly. At June 30, 2000, the outstanding balance for this fully funded loan was $1,660,000, the loan was fully performing in accordance with its terms, and was not adversely classified by management.

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

         The Bank receives fees in connection with loan commitments and originations, loan modifications, late payments and changes of property ownership and for miscellaneous services related to its loans. Loan origination fees are calculated as a percentage of the loan principal. The excess, if any, of loan origination fees over direct loan origination expenses is deferred and accreted into income over the contractual life of the loan using the level yield method. If expenses exceed fees, the excess is deferred and amortized to expense over the loan's contractual life using the level yield method. If a loan is prepaid, refinanced, or sold, all remaining deferred fees/costs with respect to such loan are taken into income or recognized in expense at such time.

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

         Management regularly reviews the Bank's assets to determine whether assets require classification or re-classification, and the Board of Directors reviews and approves all classifications. The Bank contracts with a third-party professional to perform loan reviews generally on a semi-annual basis, including classification of assets and an assessment of the adequacy of the loan loss reserve. As of June 30, 2000, the Bank had $27,100 assets classified as loss, $10,213 classified doubtful, $1,534,794 assets classified substandard, and $2.4 million of assets designated as special mention. The Bank's total adversely classified assets represented approximately 0.5% of the Bank's total assets and 5.0% of the Bank's tangible regulatory capital plus allowance for loan loss at June 30, 2000. At that date, a majority of the Bank's adversely classified assets were one-to-four family residences in the Bank's primary market area. At June 30, 2000, management did not expect the Bank to incur any loss in excess of attributable existing reserves on any of the Bank's adversely classified or designated assets.

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

         In extending credit, the Bank recognizes that losses will occur and that the risk of loss will vary with, among other things, the type of credit being extended, the creditworthiness of the obligor over the term of the obligation, general economic conditions and, in the case of a collateralized obligation, the quality of the security. It is management's policy to maintain adequate allowances for losses based on management's assessment of the Bank's loan portfolio. The Bank increases its allowance for losses by charging provisions for losses against the Bank's income. Federal examiners may disagree with an institution's allowance for losses and may require adjustment. However, no adjustment has been requested by regulators.

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

         At the date of foreclosure or other repossession, the Bank records the property at fair value, less estimated costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through an appraisal at the time of foreclosure. At June 30, 2000, the Bank held no properties acquired in settlement of loans for which estimated market values were unavailable. Any amount of cost in excess of fair value at foreclosure is charged-off against the allowance for loan losses. Subsequent to acquisition, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds differ from the net carrying value of the property, a gain or loss on sale of real estate is recorded.

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

         During the year ended June 30, 2000, in light of the Bank's loan portfolio review, the Bank made no additional provisions for loan losses bringing the total reserve for losses after net charged-off loans to $1.2 million, or 0.85% of gross loans. The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                             Year Ended June 30,
                                                 ------------------------------------------------------------------------
                                                    2000          1999            1998           1997            1996
                                                 ---------      --------        --------       --------        --------

Balance at beginning of period.................  $ 1,329,201    $1,468,546      $1,492,473     $ 1,283,234    $   728,491
                                                  ----------    -----------     ----------     -----------    -----------

Loans charged-off:
  Real estate mortgage:
    One-to-four family residential.............        4,960         26,883          5,466          11,317         12,130
    Other mortgage loans.......................           --             --             --              --             --
Commercial.....................................       50,047         37,742             --              --             --
Consumer.......................................       44,791         79,632         43,100          11,668             --
                                                 -----------    -----------     ----------     -----------    -----------
Total charge-offs..............................       99,798        144,257         48,566          22,985         12,130
                                                 -----------    -----------     ----------     -----------    -----------

Recoveries:
  Real estate mortgage:
    One-to-four family residential.............           --            865             --           6,333            250
    Other mortgage loans.......................           --             --             --              --             --
  Commercial...................................           --             --             --              --             --
  Consumer.....................................        2,306          4,047            639           4,220             --
                                                 -----------    -----------     ----------     -----------    -----------
Total recoveries...............................        2,306          4,912            639          10,553            250
                                                 -----------    -----------     ----------     -----------    -----------

Net loans charged-off..........................       97,492        139,345         47,927          12,432         11,880
                                                 -----------    -----------     ----------     -----------    -----------

Acquisition of subsidiary......................           --             --             --              --        524,140
Provision for loan losses......................           --             --         24,000         221,671         42,483
                                                 -----------    -----------     ----------     -----------    -----------

Balance at end of period.......................  $ 1,231,709    $ 1,329,201     $1,468,546     $ 1,492,473    $ 1,283,234
                                                 ===========    ===========     ==========     ===========    ===========

Ratio of net charge-offs to average
  loans outstanding during the period..........       0.08%            0.13%          0.05%           0.013%          0.018%
                                                 =========      ===========     ==========     ============   =============

         The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                       At June 30,
                                          --------------------------------------------------------------------------
                                                  2000                       1999                    1998
                                         ----------------------     -----------------------   ----------------------
                                                    Percent of                 Percent of               Percent of
                                                    Loans in                   Loans in                 Loans in
                                                    Category to                Category to              Category to
                                          Amount    Total Loans     Amount     Total Loans    Amount     Total Loans
                                          ------    -----------     ------     -----------    ------    -----------
Allocated to:
  Real estate loans:
    One-to-four family residential......  $ 440,709      42.3%    $  422,000      43.7%      $  504,000  45.18%
    Multi-family, non-residential, and
      land..............................    551,000      43.9        603,000      44.6          557,000  44.05
  Consumer loans........................     91,000       7.7        101,000       7.3          123,000   8.31
  Commercial loans......................    149,000       6.1         82,000       4.4           72,000   2.46
  Unallocated...........................         --       --         121,201       --           212,546     --
                                                        -----                    -----                   ------
         Total.......................... $1,231,709     100.0%    $1,329,201     100.0%      $1,468,546  100.00%
                                         ==========     =====     ==========     =====       ==========  ======
                                                               At June 30,
                                          ---------------------------------------------------
                                                  1997                       1996
                                         ----------------------     -------------------------
                                                      Percent of                  Percent of
                                                       Loans in                     Loans in
                                                      Category to                 Category to
                                            Amount    Total Loans     Amount      Total Loans
                                            ------    -----------     ------      -----------
Allocated to:
  Real estate loans:
    One-to-four family residential...... $  954,093    61.50%        $  935,354      71.62%
    Multi-family, non-residential, and
      land..............................    296,018    27.52            278,650      23.65
  Consumer loans........................     67,700     8.93             17,635       3.72
  Commercial loans......................     81,250     2.05                 --       1.01
  Unallocated...........................     93,412       --             51,595         --
                                                      ------                        ------
         Total.......................... $1,492,473   100.00%        $1,283,234     100.00%
                                         ==========   ======         ==========     ======

         The Bank's increasing emphasis on the origination of commercial and multi-family real estate loans and consumer and commercial business loans may increase the Bank's risk of corresponding increases in loan loss provisions and charge-offs. While management believes the Bank has established its existing loss allowances in accordance with generally accepted accounting principles, there can be no guarantee or assurance that such allowances are, or in the future will be, adequate to absorb all loan losses or that regulators, in reviewing the Bank's assets, will not require the Bank to increase its loss allowance, thereby negatively affecting the Bank's reported financial condition and results of operations.

         The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. For information regarding the Bank's interest accrual practices, see the Notes to Consolidated Financial Statements set forth in Item 8 herein.

                                                                        At June 30,
                                                -------------------------------------------------------------
                                                  2000         1999         1998         1997        1996
                                                --------     --------     -------      --------    --------
Loans accounted for on a nonaccrual basis: 1
  Real estate:
    One-to-four family residential...........   $  655,988   $ 462,205   $  648,012    $ 133,386   $ 166,228
    Other mortgage loans.....................           --      22,139           --           --          --
  Consumer...................................      102,003      81,648      138,747           --          --
                                                ----------   ---------   ----------    ---------   ---------
    Total....................................   $  757,991   $ 565,992   $  786,759    $ 133,386   $ 166,228
                                                 =========   =========   ==========    =========   =========

Accruing loans which are contractually past
  due 90 days or more:
   Real estate:
    One-to-four family residential...........   $  140,000   $      --   $   41,770    $ 323,478   $ 725,487
    Other mortgage loans.....................           --          --           --           --          --
  Consumer loans.............................       21,524          --           --       56,904     127,142
                                                ----------   ---------   ----------    ---------   ---------
    Total....................................   $  161,524   $      --   $   41,770    $ 380,382   $ 852,629
                                                ==========   =========   ==========    =========   =========

    Total nonperforming loans................   $  919,515   $ 565,992   $  828,529    $ 513,768   $1,018,857
                                                ==========   =========   ==========    =========   ==========

Percentage of total loans....................       0.64%       0.46%        0.75%         0.50%    1.17%
                                                    ====        ====         ====          ====     ====
Other nonperforming assets 2.................   $   52,919   $  20,289   $   17,001    $  65,005   $ 168,206
                                                ==========   =========   ==========    =========   =========
Loans modified in troubled debt restructurings  $       --   $      --   $  392,000    $ 281,441   $ 298,195
                                                ==========   =========   ==========    =========   =========

____________
1        Designated   nonaccrual  loan  payments   received   applied  first  to
         contractual principal; interest income recognized when contractually current.
2        Other nonperforming assets includes foreclosed real estate.

         During the years ended June 30, 2000 and 1999, gross interest income of $70,933 and $48,032, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the respective periods. Interest on such loans included in income during such respective periods amounted to $20,045 and $14,237, respectively.

         At June 30, 2000, management had identified approximately $0.8 million of loans which amount is not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused management to provide for increased monitoring of the ability of the borrowers to comply with present loan repayment terms, all of which was included in the Bank's adversely classified asset amounts at that date. Of this aggregate amount, approximately $417,000 was attributable to 13 one-to-four family residential loans, $283,000 was attributable to four commercial or multi-family real estate loans, and $121,000 was attributable to 17 consumer loans. At June 30, 2000, management did not expect the Bank to incur any loss in excess of attributable existing reserves on any of the Bank's assets.

INVESTMENT ACTIVITIES

         GENERAL. The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, savings deposits at the FHLB of Dallas, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. It may also invest, subject to certain limitations, in commercial paper rated in one of the two highest investment-rating categories of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings banks are required to maintain. See "Regulation -- Regulation of the Bank -- Liquidity Requirements" below.

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

         Securities designated as "held to maturity" are those assets which the Bank has the ability and intent to hold to maturity. The held to maturity investment portfolio is carried at amortized cost. Securities designated as "available for sale" are those assets which the Bank might not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in stockholders' equity. Subsequent to June 30, 1998, the Bank adopted FAS 133. The rules for adopting this accounting standard allowed a one-time reclassification of securities designated as "held to maturity." In order to provide greater flexibility in asset/liability and portfolio management, the Bank reclassified all of its held to maturity securities into the "available for sale" designation upon adoption of FAS 133.

         Mortgage-backed securities typically represent an interest in a pool of fixed-rate or adjustable-rate mortgage loans, the principal and interest payments on which are passed from the mortgage borrowers to investors such as the Bank. Mortgage-backed security sponsors may be private companies or quasi-governmental agencies such as FHLMC, FNMA and GNMA, which guarantee the payment of principal and interest to investors. Mortgage-backed securities can represent a proportionate participation interest in a pool of loans or, alternatively, an obligation to repay a specified amount collateralized by a pool of loans (commonly referred to as a "collateralized mortgage obligation," or "CMO"). Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the credit enhancements that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. The Bank's mortgage-backed securities portfolio primarily consists of seasoned securities either issued by one of the quasi-governmental agencies or rated in one of the top two categories by a recognized rating organization.

         All of the Bank's privately issued securities were rated "AA" or higher by a nationally recognized credit rating agency at the time of purchase. Management regularly monitors the ratings of the Bank's privately issued holdings by reference to nationally published rating media and by communication with the issuer when necessary. At June 30, 2000, no privately issued securities were rated below AA except as follows:

                  A Citicorp Mortgage, Inc. REMIC Pass-Through Class A Certificate was rated "CC" by S&P. The downgrade reflected deterioration in the performance of the mortgage pools underlying the security. At June 30, 2000, the Bank estimated the value of the security at approximately $54,000 less than its face value. The Bank's carrying value for this security at that date was approximately $249,862 after recognition of impairment loss.

                  A DLJ Mortgage Acceptance Corp. Pass-Through Class A-3 Certificate was rated "CAA2" by Moody. The downgrade reflected deterioration in the performance of the mortgage pools underlying the security. As of June 30, 2000, the deterioration affected the credit support and not the principal or interest of the security itself. Management had not identified any expected losses on principal or interest on the security as of that date. The Bank's carrying value for this security at that date was $486,120.

                  A Western Federal Savings and Loan Association Mortgage Pass-Through Class 89-1 A Certificate was rated "A2" by Moody. The downgrade reflected a deterioration of the mortgage pools underlying the security and weak servicing. As of June 30, 2000, the deterioration affected the credit support and not the principal or interest of the security itself. The security's rating is still considered investment grade and management anticipates no loss of principal or interest on this security. The Bank's carrying value for this security as of June 30, 2000 was $112,522.

         The Bank's privately issued securities consist of collateralized mortgage obligations (CMOs) and mortgage pass-through securities. At June 30, 2000, all of the privately issued securities had adjustable interest rates with a weighted average yield of 6.18% and a weighted average term to maturity of
21.3 years. The carrying value of the privately issued securities was $6,477,701 or 6.3% of the mortgage-backed securities and CMOs at that date. None of the privately issued securities are insured or guaranteed by FHLMC or FNMA.

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

     The following table sets forth information regarding carrying values of the Company's investment securities at the dates indicated.

                                                                                   At June  30,
                                                                 ------------------------------------------------
                                                                    2000                1999             1998
                                                                 -----------        ------------    -------------
Securities available for sale:
   U.S. government and agencies...............................  $   5,880,903     $   6,368,125     $   22,491,930
   Municipal securities.......................................     28,201,198        26,704,416         18,283,877
   Collateralized mortgage obligations........................     11,805,058        12,346,191          9,673,443
   Other mortgage-backed securities...........................     86,602,281       101,640,582         49,023,666
   Equity securities..........................................         53,625            60,375                 --
                                                                -------------     -------------     --------------
                                                                $ 132,543,065     $ 147,119,689     $   99,472,916
                                                                =============     =============     ==============

Securities held to maturity:
   U.S. government and agencies...............................  $          --     $          --     $           --
   Collateralized mortgage obligations........................             --                --          3,984,684
   Other mortgage-backed securities...........................             --                --         23,518,573
                                                                -------------     -------------     --------------
                                                                $          --     $          --     $   27,503,257
                                                                =============     =============     ==============

Total.........................................................  $ 132,543,065     $ 147,119,689     $  126,976,173
                                                                =============     =============     ==============

         The  following  table  sets  forth  information   regarding   scheduled
maturities of the Company's investment portfolio at June 30, 2000. Yields on municipal securities are not tax-effected.

                                       One Year or Less     One to Five Years       Five to Ten Years       More than Ten Years
                                    --------------------  ----------------------  ----------------------    -------------------
                                    Carrying   Average    Carrying      Average   Carrying     Average      Carrying    Average
                                     Value     Yield      Value          Yield      Value       Yield        Value       Yield
                                    --------   -------    --------      -------   --------     -------      --------    -------


   U.S. government and agencies     $     --     -- %       $3,997,504    6.25%    $ 1,883,399   6.56%   $         --     --%
   Municipal securities                   --     --                 --      --       1,085,089   5.17      27,116,109    5.00
   Collateralized mortgage
      obligations                         --     --                 --      --         479,855   7.26      11,325,203    6.49
   Other mortgage-backed securities   22,914   9.25          2,323,178    6.87       7,728,715   6.53      76,527,474    6.33
                                    --------   ----         ----------    ----     -----------   ----    ------------    ----
      Total                         $ 22,914   9.25%        $6,320,682    6.48%    $11,177,058   6.43%   $114,968,786    6.03%
                                    ========   ====         ==========    ====     ===========   ====    ============    ====
   Equity securities

                                            Total Investment Portfolio
                                        --------------------------------
                                        Carrying     Market     Average
                                         Value       Yield       Yield
                                        --------     ------     -------


   U.S. government and agencies      $  5,880,903 $  5,880,903   6.35%
   Municipal securities                28,201,198   28,201,198   5.01
   Collateralized mortgage
      obligations                      11,805,058   11,805,059   6.52
   Other mortgage-backed securities    86,602,281   86,602,280   6.37
                                     ------------ ------------   ----
      Total                          $132,489,440 $132,489,440   6.09%
                                     ============ ============   ====
   Equity securities                       53,625       53,625
                                     ------------ ------------
                                     $132,543,065 $132,543,065
                                     ============ ============

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

         DEPOSITS. The Bank attracts deposits principally from within its primary market area by offering competitive rates on its deposit instruments, including money market accounts, passbook savings accounts, Individual Retirement Accounts and certificates of deposit which range in maturity from 90 days to three years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. The Bank on a periodic basis establishes maturities, terms, service fees and withdrawal penalties for its deposit accounts. In determining the characteristics of its deposit accounts, the Bank considers the rates offered by competing institutions, lending and liquidity requirements, growth goals and federal regulations. The Bank does not typically accept brokered deposits or pay negotiated rates for jumbo certificates of deposits.

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

         The following table sets forth information regarding interest-bearing average deposit balances and rates during the periods presented.

                                                                     Year Ended June 30,
                                          -----------------------------------------------------------------------
                                                2000                        1999                    1998
                                          ------------------        -----------------         -------------------
                                          Average    Average        Average    Average        Average    Average
                                          Balance      Rate         Balance      Rate         Balance      Rate
                                          -------    --------       -------    --------       -------    --------
NOW accounts..........................  $ 14,170,075   1.73%       $ 10,505,515   1.46 %    $  6,101,535    2.73%
Money market savings deposits.........    16,093,630   3.84          20,474,110   3.57        17,937,404    4.13
Savings deposits - statement..........     7,955,898   2.58           7,325,746   2.81         8,136,269    2.95
Certificates of deposit...............   104,443,704   5.21         103,414,235   5.35       112,427,056    5.41
                                        ------------   ----         -----------   ----       -----------    ----
    Total.............................  $142,663,307   4.56%       $141,719,606   4.67%     $144,602,264    5.03%
                                         ===========   ====         ===========   ====       ===========    ====

         The following table sets forth information regarding changes in dollar amounts of deposits in various types of accounts offered by the Bank between the dates indicated.

                                           Balance at                                 Balance at
                                            June 30,         % of       Increase       June 30,        % of      Increase
                                              2000         Deposits    (Decrease)        1999         Deposits  (Decrease)
                                           ----------      --------    ---------      ---------       --------  ---------
NOW accounts............................ $  23,553,466      16.26%   $  11,141,534   $ 12,411,932        8.49%   $1,747,386
Money market savings deposits...........     9,360,191       6.46       (8,259,150)    17,619,341       12.04      (765,494)
Savings deposits - statement............     7,530,432       5.20         (441,015)     7,971,447        5.45       458,840
Certificates of deposit................    104,428,982      72.08       (3,864,896)   108,293,878       74.02     2,924,536
                                         -------------     ------    -------------   ------------      ------    ----------
                                         $144,873,071      100.00%   $  (1,423,527)  $146,296,598      100.00%   $4,365,268
                                         ============      ======     ============   ============      ======    ==========

                                         Balance at
                                            June 30,      % of
                                              1998       Deposits
                                         -----------     --------
NOW accounts............................   $10,664,546      7.51%
Money market savings deposits...........    18,384,835     12.95
Savings deposits - statement............     7,512,607      5.29
Certificates of deposit................     105,369,342    74.25
                                           ------------   ------
                                           $141,931,330   100.00%
                                           ============   ======


         The following table sets forth information regarding certificates of deposits classified by rates at the dates indicated.

                                                                                  At June 30,
                                                                 -------------------------------------------------
                                                                   2000               1999                1998
                                                                 --------           -------            ----------

 4.00 -5.99%.............................................       $ 68,258,761       $107,158,894       $ 96,276,980
 6.00 -7.99%.............................................         36,170,221          1,134,984          9,092,362
                                                                ------------       ------------       ------------
                                                                $104,428,982       $108,293,878       $105,369,342
                                                                ============       ============       ============

         The following table sets forth information regarding amounts and maturities of certificates of deposits at June 30, 2000.

                                                                    Amount Due
                                  ---------------------------------------------------------------------------------
                                  Less Than                                        After
Rate                              One Year        1-2 Years        2-3 Years       3 Years         Total
----                              --------        ---------        ---------       -------         -----

 4.00 - 5.99%.................... $50,479,581     $16,116,804     $1,653,371       $9,005        $ 68,258,761
 6.00 - 7.99%....................  27,446,730       7,626,323      1,097,168           --          36,170,221
                                  -----------     -----------     ----------       ------        ------------
                                  $77,926,311     $23,743,127     $2,750,539       $9,005        $104,428,982
                                  ===========     ===========     ==========       ======        ============

         The following table sets forth information regarding amounts of certificates of deposit of $100,000 or more by time remaining until maturity at June 30, 2000.


                                                                    Certificates
             Maturity Period                                         of Deposit
             ---------------                                        ------------

Three months or less ....................................            $ 3,097,646
Over three through six months ...........................              2,160,247
Over six through 12 months ..............................              4,686,429
Over 12 months ..........................................              1,617,452
                                                                     -----------
    Total ...............................................            $11,561,774
                                                                     ===========

         The following table sets forth information regarding savings activities of the Bank for the periods indicated.

                                                                              Year Ended June 30,
                                                                 -------------------------------------------------
                                                                   2000               1999                1998
                                                                 --------           -------            ----------
Net decrease before
  interest credited.........................................   $   (8,032,919)    $   (2,521,766)    $   (5,923,685)
Deposits divested...........................................               --                 --         (8,541,747)
Interest credited...........................................        6,609,392          6,887,034          5,204,171
                                                               --------------     --------------     --------------
    Net increase (decrease) in
      savings deposits......................................   $   (1,423,527)    $    4,365,268     $   (9,261,261)
                                                                ==============    ==============     ==============


         BORROWINGS. Deposits historically have been the primary source of funds for the Bank's lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Dallas to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Dallas functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Dallas and is authorized to apply for advances. Advances are pursuant to several different programs, each with its own interest rate and range of maturities. Advances from the FHLB of Dallas are collateralized by the Bank's stock in the FHLB of Dallas, qualifying first mortgage loans and mortgage-backed investment securities.

     The following table sets forth certain information regarding borrowings by the Bank for the periods indicated. Averages are based on monthly balances.

                                                                              Year Ended June 30,
                                                                 -------------------------------------------------
                                                                   2000               1999                1998
                                                                 --------           -------            ----------
Amounts outstanding at end of period:
  FHLB advances...............................................  $ 115,609,029   $ 104,523,419      $ 68,121,068
  Weighted average rate.......................................          6.07%          5.63%              5.89%

Maximum amount of borrowings outstanding at any month end:
  FHLB advances...............................................  $ 117,040,406   $ 104,523,419      $ 68,121,068

Approximate average borrowings during the year outstanding
 with respect to:
  FHLB advances...............................................  $ 112,554,831   $  95,124,165      $ 27,108,184
  Weighted average rate.......................................          5.85%          5.73%              6.07%

SUBSIDIARY ACTIVITIES

         As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in non-savings institution service corporation subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 2000 on a consolidated basis the Bank was authorized to invest up to approximately $5.7 million in the stock of or loans to such subsidiaries, including the additional 1% investment for community inner-city and community development purposes. The Bank has one subsidiary service corporation, HCB Properties, Inc., which was formed in August 1996 to hold certain properties acquired by the Bank for possible future expansion, because the properties are larger than the Bank's anticipated expansion needs, and it is expected that portions of the properties eventually will be sold. At June 30, 2000, the Bank's aggregate investment in, and loans to, the subsidiary service corporation totaled $575,928.

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

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of 12 district FHLB's subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLB's provide a central credit facility primarily for member institutions. As a member of the FHLB of Dallas, the Bank is required to acquire and hold shares of capital stock in the FHLB of Dallas in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Dallas, whichever is greater.

         The FHLB of Dallas serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB of Dallas. Long-term advances may only be made for the purpose of providing funds for residential housing finance and small businesses, small farms and small agri-businesses. At June 30, 2000, the Bank had $115.6 million in advances outstanding with the FHLB of Dallas. See " -- Deposit Activity and Other Sources of Funds -- Borrowings."

         LIQUIDITY REQUIREMENTS. The Bank is required to maintain average daily balances of liquid assets (cash, savings deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of the United States and states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt and mortgage loans and mortgage-related securities with less than one year to maturity or subject to pre-arranged sale within one year) equal to the monthly average of not less than a specified percentage (currently 4%) of their net withdrawable deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average regulatory ratio of liquid assets for the Bank on June 30, 2000 was 23.4%.

         QUALIFIED THRIFT LENDER TEST. The Bank is subject to OTS regulations that use the concept of a Qualified Thrift Lender to determine eligibility for Federal Home Loan Bank advances and for certain other purposes. To qualify as a Qualified Thrift Lender, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined to include total assets less intangibles, value of property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, and educational, small business and credit card loans, (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, and (iii) stock issued by a Federal Home Loan Bank. Subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. To be qualified as a Qualified Thrift Lender, a savings institution must maintain its status as a Qualified Thrift Lender for nine out of every 12 months. Failure to qualify as a Qualified Thrift Lender results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks. Upon failure to qualify as a Qualified Thrift Lender for two years, a savings institution must convert to a commercial bank.

         REGULATORY CAPITAL REQUIREMENTS. Under OTS capital standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of tangible assets, "core" capital equal to at least 4.0% (or 3.0% if the institution is rated CAMELS 1 under the OTS examination rating system) of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8% of "risk-weighted" assets. In addition, the OTS regulations impose certain restrictions on institutions that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated CAMELS 1 under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definition as core capital. See " -- Prompt Corrective Regulatory Action." Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged savings deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of an institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital, but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets with only a limited exception for purchased mortgage servicing rights.

         Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and depository institutions or their holding companies). As of June 30, 2000, the Bank had $575,928 investments in, or extensions of credit to, non-includable subsidiaries.

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

         In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged savings deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the institution's general loan loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements, the portion of the savings institution's land loans and non-residential construction loans in excess of an 80% loan-to-value ratio and equity investments other than those deducted from core and tangible capital. At June 30, 2000, the Bank had one land or non-residential construction loan in excess of an 80% loan-to-value ratio for a deduction of $27,000, and $576,000 equity investments for which OTS regulations require a deduction from total capital.

         The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one-to-four family first mortgages not more than 90 days past due with loan-to-value ratios under 80% and average annual occupancy rates of at least 80% and certain qualifying loans for the construction of one-to-four family residences pre-sold to home purchasers are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government (such as mortgage-backed securities issued by GNMA) are given a 0% risk weight.

         The table below presents the capital position of the Bank relative to its various regulatory capital requirements at June 30, 2000.

                                                                                    Percent of
                                                                Amount              Assets(1)
                                                                ------              ---------
                                                                  (Dollars in thousands)

             Tangible capital...............................    $  29,437               10.02%
             Tangible capital requirement...................        4,408                1.50
                                                                ---------              ------
                Excess......................................    $  25,029                8.52%
                                                                =========              ======

             Core capital...................................    $  29,437               10.02%
             Core capital requirement.......................       11,756                4.00
                                                                ---------              ------
                Excess......................................    $  17,681                6.02%
                                                                =========              ======

             Total capital..................................    $  30,669               21.79%
             Risk-based capital requirement.................       11,262                8.00
                                                                ---------              ------
                Excess.....................................     $  19,407               13.79%
                                                                =========              ======

         ____________
         (1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.

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

         The SAIF deposit insurance assessment rates set by the FDIC range from zero for "well capitalized" institutions with the highest supervisory ratings to 0.27% of insured savings deposits for institutions in the highest risk-based premium category. Until December 31, 1999, SAIF-insured institutions were required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members were assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members are assessed at the same rate for FICO payments.

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

         FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves equal to 3% on transaction accounts of between $4.9 million and $44.3 million plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets.

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

         LOANS TO DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS. Depository institutions like the Bank are also subject to the restrictions contained in Section 22(h) and Section 22(g) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a depository institution and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans-to-one-borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus plus an additional 10% of such capital and surplus for loans fully collateralized by certain readily marketable capital). Section 22(h) also prohibits the making of loans above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of an institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

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

         Under the OTS regulation implementing the prompt corrective action provisions of FDICIA, the OTS measures an institution's capital adequacy for purposes of the prompt corrective action rules on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). An institution that is not subject to an order or written directive to meet or maintain a specific capital level is deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6% or greater; and (iii) a leverage ratio of 5% or greater. An "adequately capitalized" savings institution is an institution that does not meet the definition of well capitalized and has:
(i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 capital risk-based ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater (or 3% or greater if the savings institution has a composite 1 CAMELS rating). An "undercapitalized institution" is an institution that has (i) a total risk-based capital ratio less than 8%; or (ii) a Tier 1 risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4% (or 3% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as an institution that has: (i) a total risk-based capital ratio of less than 6%; or (ii) a Tier 1 risk-based capital ratio of less than 3%; or (iii) a leverage ratio of less than 3%. A "critically undercapitalized" savings institution is defined as an institution that has " tangible equity" of less than 2%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically-undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. As of June 30, 2000, the Bank was classified as "well capitalized" under the prompt corrective action regulations.

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

     FINANCIAL MODERNIZATION LEGISLATION. On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective in November 2000, with full compliance required by July 1, 2001.

     The G-L-B Act contains significant revisions to the FHLB System. The G-L-B Act imposes new capital requirements on the FHLBs and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the FHLBs annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of FHLB advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the FHLB voluntary for federal savings associations.

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

     The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies with which may acquire control of the Company, it may facilitate affiliations with companies in the financial services industry.

REGULATION OF BANCSHARES

         GENERAL. Bancshares is a savings and loan holding company as defined by the Home Owners' Loan Act. As such, it is registered with the OTS and is subject to OTS regulation, examination, supervision and reporting requirements. As a subsidiary of a savings institution holding company, the Bank is subject to certain restrictions in its dealings with Bancshares and affiliates thereof. Bancshares also is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission ("SEC") under the federal securities laws.

         ACTIVITIES RESTRICTIONS. The Board of Directors of Bancshares presently intends to continue operating as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding  company of an  activity  constitutes  a serious  risk to the  financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings institution holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "Regulation of the Bank -- Qualified Thrift Lender Test."

         If Bancshares were to acquire control of another savings institution, other than through merger or other business combination with the Bank, Bancshares would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, the activities of Bancshares and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not an institution shall commence or continue for a limited period of time after becoming a multiple savings institution holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by, the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution;
(iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. A multiple savings and loan holding company must obtain the approval of the OTS prior to engaging in the activities described in (vii) above.

         RESTRICTIONS ON ACQUISITIONS. Savings and loan holding companies may not acquire, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of an institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15% of the voting shares of an under-capitalized savings institution pursuant to a
"qualified  stock  issuance"  without  that  savings  institution  being  deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6 1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution, and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of the OTS, no director or officer of an institution holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

         The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (i) the multiple savings and loan holding company involved controls an institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the FDIC Act; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

         OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal institution may not establish an out-of-state branch unless (i) the federal institution qualifies as a QTL or as a "domestic building and loan association" under 7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the institution in the state would qualify such branches taken as a whole for treatment as a QTL or as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of banking holding companies. Federal savings institutions generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

         FEDERAL SECURITIES LAW. Bancshares' Common Stock is registered with the SEC under the Securities Exchange Act of 1934, as amended ("Securities Exchange Act"). Bancshares is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act.

FEDERAL INCOME TAXATION

         Savings institutions such as the Bank are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code") in the same general manner as other corporations. Through tax years beginning before December 31, 1995, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Internal Revenue Code benefited from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans collateralized by interests in certain real property, and "nonqualifying loans," which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans was based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). Under the experience method, the bad debt deduction for an addition to the reserve for qualifying real property loans was an amount determined under a formula based generally on the bad debts actually sustained by a savings institution over a period of years. Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans was computed as 8% of a savings institution's taxable income, with certain adjustments. The Bank generally elected to use the method which has resulted in the greatest deductions for federal income tax purposes in any given year.

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

EMPLOYEES

         As of June 30, 2000, the Bank had 94 full-time equivalent employees, none of whom was represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

ITEM 2.  PROPERTIES
-------------------

         The following table sets forth information regarding the Bank's offices at June 30, 2000.

                                  YEAR           OWNED OR                            APPROXIMATE
                                 OPENED           LEASED        BOOK VALUE          SQUARE FOOTAGE
                                 ------          --------       ----------          --------------
Main Office:

237 Jackson Street, SW            1933             Owned         $  285,508             12,000
Camden, Arkansas

Branch Offices:

22461 Interstate 30, Suite 1100A  1996             Leased                --              1,800
Landers Corporate Plaza
Bryant, Arkansas

1125 Fairview Road, SW
Suite 208                         1981             Owned            219,948              1,200
Camden, Arkansas

610 West 4th Street               1969             Owned            727,506              3,500
Fordyce, Arkansas

473 Highway 425 North             1996             Owned          1,254,144              7,400
Monticello, Arkansas

108 South Main                    1996             Owned          1,084,515              5,500
Sheridan, Arkansas

         At June 30, 2000, the Bank had one full-service branch office under construction located at 4937 Highway 5 North, Bryant, Arkansas. This office will replace the loan production office currently being leased at 22461 Interstate 30, Suite 1100A. The total project cost is currently estimated to be $1,676,000 of which $538,687 had been disbursed as of June 30, 2000. The balance of the project cost will be disbursed as work is completed on the project, and the new office is expected to be open for business on October 30, 2000.

         In addition to the offices described above, at June 30, 2000 the Bank held four other properties located in various communities within the Bank's primary market area. These properties were acquired for possible future construction of additional offices and related facilities, though certain of the properties are larger than the Bank's foreseeable needs, and therefore portions of those properties may be sold by the Bank. At June 30, 2000, the aggregate net book value of these properties totaled $1,209,077 of which $314,189 was classified as held for resale. It is anticipated that in the future management may determine to expand the Bank's network of banking facilities by installing ATMs in existing or new banking facilities, by building branches or other facilities on the properties held by the Bank, by acquiring other facilities or sites and/or by acquiring banks or other financial companies with their own facilities.

         The book value of the Bank's aggregate investment in properties, premises and equipment totaled approximately $6.6 million at June 30, 2000. See
Note 7 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for June 30, 2000.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 2000, except as set forth below, there were no legal proceedings to which the Company was a party, or to which any of its property was subject, which were expected by management to result in a material loss to the Company. In addition, there were no pending regulatory proceedings to which the Company or any of its properties was a party, which were expected to result in a material loss.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June 30, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

         The information contained under the section "Market for Common Stock and Related Stockholder Matters" in the Annual Report is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

         The information contained in the table captioned "Selected Consolidated Financial and Other Data" in the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------

         The information contained in the section captioned "Market Risk" in the Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         The financial statements contained in the Annual Report, which are listed under Item 14 herein, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         Effective October 1, 1998, the Company engaged Deloitte & Touche LLP, Little Rock, Arkansas, as the Company's independent auditors. For additional information, see the Company's Current Report on Form 8-K dated October 7, 1998, which is incorporated herein by reference (File No. 0-22423).

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

         For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement") which will be filed within 120 days of the Company's fiscal year end and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

        The  information  contained  under  the  sections  captioned  "Director
Compensation"   and  "Executive   Compensation"   in  the  Proxy   Statement  is
incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a)  List of Documents Filed as Part of this Report

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

          Independent Auditors' Report

          Consolidated Statements of Financial Condition as of June 30, 2000 and 1999

          Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2000, 1999 and 1998

          Consolidated Statements of Stockholders' Equity for the years ended June 30, 2000, 1999 and 1998

          Consolidated Statements of Cash Flows for the years ended June 30, 2000, 1999 and 1998

          Notes to Consolidated Financial Statements for the years ended June 30, 2000, 1999 and 1998


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

      3.1       Articles of Incorporation of HCB Bancshares, Inc.*

      3.2       Bylaws of HCB Bancshares, Inc. *

      4         Form of Common Stock Certificate of HCB Bancshares, Inc. *

      10.1      Form of HCB Bancshares, Inc. 1997 Stock Option and Incentive
                Plan * +

      10.2 Form of HCB Bancshares, Inc. Management Recognition Plan and Trust Agreement * +

      10.3(a) Employment Agreements by and between Heartland Community Bank and Vida H. Lampkin and Cameron D. McKeel * +

      10.3(b) Employment Agreements by and between HCB Bancshares, Inc. and Vida H. Lampkin and Cameron D. McKeel +

      10.4(a) Change-in-Control Protective Agreement between Heartland Community Bank and William C. Lyon * +

      10.4(b) Change-in-Control Protective Agreement between HCB Bancshares, Inc. and William C. Lyon * +

      10.5 Heartland Community Bank Directors' Retirement Plan, as amended* +

      21        Subsidiaries

      23        Consent of Deloitte & Touche, LLP

      27        Financial Data Schedule

___________
* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-19093).
+    Management contract or compensatory plan or arrangement.



     (b) REPORTS ON FORM 8-K.  During the last quarter of the period  covered by
         -------------------
this report, the Registrant did not file any Current Reports on Form 8-K

     (c)  EXHIBITS.  The  exhibits  required by Item 601 of  Regulation  S-K are
          --------
either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

     (D) FINANCIAL  STATEMENTS AND SCHEDULES EXCLUDED FROM ANNUAL REPORT.  There
         ---------------------------------------------------------------
are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HCB BANCSHARES, INC.


Date: September 26, 2000               By: /s/ Cameron D. McKeel
                                           -------------------------------------
                                           Cameron D. McKeel
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By: /s/ Cameron D. McKeel                                    September 26, 2000
    -------------------------------------------------
    Cameron D. McKeel
    Director, President and Chief Executive Officer
   (Principal Executive Officer)

By: /s/ Scott A. Swain                                       September 26, 2000
    -------------------------------------------------
    Scott A. Swain
    Senior Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)

By: /s/ Vida H. Lampkin                                      September 26, 2000
    -------------------------------------------------
    Vida H. Lampkin
    Chairman of the Board


By:
    -------------------------------------------------
    Roy Wayne Moseley
    Director

By:
    -------------------------------------------------
    Bruce D. Murry
    Director


By: /s/ Carl E. Parker, Jr.                                  September 26, 2000
    -------------------------------------------------
    Carl E. Parker, Jr.
    Director


By: /s/ Lula Sue Silliman                                    September 26, 2000
    -------------------------------------------------
    Lula Sue Silliman
    Director

By: /s/ Cameron D. McKeel                                    September 26, 2000
    -------------------------------------------------
    Clifford Steelman
    Director