Form 10-Q
period 2000-09-30
HCB BANCSHARES INC
filed 2000-11-13
CIK 1029740

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


Mark One
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days:
                  Yes [X ] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,961,880 shares of common stock outstanding as of October 31, 2000.

                                    CONTENTS



PART I.  FINANCIAL INFORMATION
         ---------------------

         Item 1.   Condensed Consolidated Financial Statements

                  Condensed Consolidated  Statements of Financial Condition
                     at September 30, 2000  (unaudited) and June 30, 2000

                  Condensed Consolidated Statements of Income and Comprehensive
                     Income for the Three Months Ended September 30, 2000 and 1999 (unaudited)

                  Condensed Consolidated Statements of Cash Flows for the Three
                     Months Ended September 30, 2000 and 1999 (unaudited)

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


SIGNATURES

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2000 (UNAUDITED) and JUNE 30, 2000
--------------------------------------------------------------------------------

                                                                             SEPTEMBER 30,
                                                                                 2000                   JUNE 30,
ASSETS                                                                        (UNAUDITED)                2000
                                                                             --------------            --------
Cash and due from banks                                                    $     3,068,334      $      3,211,802
Interest-bearing deposits with banks                                               427,890               137,846
                                                                               -----------            ----------

  Cash and cash equivalents                                                      3,496,224             3,349,648
Other interest bearing deposits with banks                                              --                99,000
Investment securities available for sale, at fair value                        129,781,126           132,543,065
Loans receivable, net of allowance                                             139,205,773           135,626,505
Accrued interest receivable                                                      1,823,392             1,852,887
Federal Home Loan Bank stock                                                     6,325,400             6,223,500
Premises and equipment, net                                                      7,098,254             6,552,484
Goodwill, net                                                                      262,500               281,250
Real estate held for sale                                                          379,608               359,608
Other assets                                                                     3,873,362             4,304,228
                                                                             -------------         -------------
TOTAL                                                                        $ 292,245,639         $ 291,192,175
                                                                             =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Deposits                                                                    $148,528,875          $144,873,071
  Federal Home Loan Bank advances                                              112,347,504           115,609,029
  Advance payments by borrowers for
     taxes and insurance                                                           179,763               139,554
  Accrued interest payable                                                         939,467               917,415
  Note payable                                                                      80,000               160,000
  Other liabilities                                                              1,031,697             1,252,556
                                                                             -------------         -------------

                                     Total liabilities                         263,107,306           262,951,625
                                                                             -------------         -------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,  10,000,000 shares authorized,
    2,645,000 shares issued, 2,041,580 and 2,046,580 shares
    outstanding at September 30, 2000 and June 30, 2000, respectively               26,450                26,450
  Additional paid-in capital                                                    25,927,313            25,945,850
  Unearned ESOP shares                                                          (1,216,700)           (1,269,600)
  Unearned MRP shares                                                             (201,837)             (220,104)
  Accumulated other comprehensive income (loss)                                 (3,477,616)           (4,401,668)
  Retained earnings                                                             14,064,268            14,110,667
                                                                             -------------         -------------

                                                                                35,121,878            34,191,595

Treasury stock, at cost, 603,420 and 598,420 shares at
  September 30, 2000, and June 30, 2000, respectively                           (5,983,545)           (5,951,045)
                                                                             -------------         -------------

                                     Total stockholders' equity                 29,138,333            28,240,550
                                                                             -------------         -------------

TOTAL                                                                         $292,245,639          $291,192,175
                                                                              ============          ============


  See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED
                                                        SEPTEMBER 30, (UNAUDITED)
                                                           2000          1999
                                                           ----          ----
INTEREST INCOME:
  Interest and fees on loans                            $ 2,919,182    $ 2,542,121
  Investment securities:
     Taxable                                              1,677,174      1,925,810
     Nontaxable                                             382,480        339,208
  Other                                                     113,822         90,858
                                                        -----------     ----------

        Total interest income                             5,092,658      4,897,997

INTEREST EXPENSE:

  Deposits                                                1,879,637      1,621,051
  Federal Home Loan Bank advances                         1,743,645      1,502,478
  Note payable                                                2,500          4,500
                                                        -----------     ----------

        Total interest expense                            3,625,782      3,128,029
                                                        -----------     ----------

NET INTEREST INCOME                                       1,466,876      1,769,968

PROVISION FOR LOAN LOSSES                                   116,000             --
                                                        -----------     ----------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                        1,350,876      1,769,968

NONINTEREST INCOME:
  Service charges on deposit accounts                       163,224        120,728
  Other                                                     160,285        106,066
                                                        -----------     ----------

        Net noninterest income                              323,509        226,794
                                                        -----------     ----------

NONINTEREST EXPENSE:
  Salaries and employee benefits                            980,778        956,016
  Net occupancy expense                                     232,020        220,293
  Communication, postage, printing and office supplies       86,445         91,228
  Advertising                                                56,850         64,195
  Data processing                                            79,683         82,472
  Professional fees                                         158,676        426,275
  Amortization of goodwill                                   18,750         18,750
  Other                                                      92,087         94,651
                                                        -----------     ----------

        Total noninterest expense                         1,705,289      1,953,880
                                                        -----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES                           (30,904)        42,882

INCOME TAX PROVISION (BENEFIT)                             (107,000)           899
                                                        -----------     ----------

NET INCOME                                             $     76,096    $    41,983
                                                        -----------     ----------

                                                                                (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED
                                                         SEPTEMBER 30, (UNAUDITED)
                                                            2000          1999
                                                            ----          ----
OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:
  Unrealized holding gain (loss) on securities arising
    during period                                           924,052     (1,187,509)
  Reclassification adjustment for gains
    included in net income                                       --             --
                                                          ---------     ----------

        Other comprehensive income (loss)                   924,052     (1,187,509)
                                                          ---------     ----------

COMPREHENSIVE INCOME (LOSS)                             $ 1,000,148  $  (1,145,526)
                                                          =========     ==========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                           1,918,473      2,161,695
                                                          =========      =========

EARNINGS PER SHARE:
  Basic                                                 $     0.04   $       0.02
                                                              ====           ====
  Diluted                                               $     0.04   $       0.02
                                                              ====           ====

DIVIDENDS PER SHARE                                     $     0.06   $       0.06
                                                              ====           ====

                                                                                  (Concluded)


See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                     Three Months Ended September 30,
                                                                    2000      (Unaudited)        1999
                                                                    -----                       --------
OPERATING ACTIVITIES:
  Net income                                                     $    76,096                 $      41,983
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Depreciation                                                     165,606                       156,436
    Amortization (accretion) of:
      Deferred loan origination fees                                 (12,848)                      (62,201)
      Goodwill                                                        18,750                        18,750
      Premiums and discounts on loans, net                            (1,146)                       (1,339)
      Premiums and discounts on investment securities, net            29,507                        38,388
    Provision for loan losses                                        116,000                            --
    Deferred income taxes                                           (529,985)                      799,953
    Originations of loans held for sale                           (3,329,993)                   (2,839,090)
    Proceeds from sales of loans                                   3,170,915                     3,327,336
    Stock compensation expense                                        52,630                        98,310
    Change in accrued interest receivable                             29,495                         4,416
    Change in accrued interest payable                                22,052                        14,919
    Change in other assets                                           324,815                      (434,653)
    Change in other liabilities                                     (220,859)                       97,303
                                                                 -----------                 -------------

            Net cash provided (used) by operating activities         (88,965)                    1,260,511

INVESTING ACTIVITIES:
  Purchases of investment securities - available for sale                 --                    (1,152,893)
  Purchases of Federal Home Loan Bank stock                         (101,900)                      (86,500)
  Purchases of premises and equipment                               (711,376)                     (195,959)
  Proceeds from maturity of interest bearing deposits                 99,000                       619,000
  Loan originations, net of repayments                            (3,522,196)                   (5,146,458)
  Principal payments on investment securities                      4,272,520                     4,057,959
  Proceeds from sale of land held for resale                              --                       126,149
                                                                 -----------                 -------------

          Net cash provided (used) by investing activities            36,048                    (1,778,702)

                                                                                               (Continued)


HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER, 2000 AND 1999 (UNAUDITED)

--------------------------------------------------------------------------------

                                                                       Three Months Ended September 30,
                                                                       2000      (Unaudited)        1999
                                                                      -------                     --------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                               $   3,655,804            $  (2,600,326)
  Advances from Federal Home Loan Bank                                 98,405,000               48,810,000
  Repayment of Federal Home Loan Bank advances                       (101,666,525)             (46,052,816)
  Net increase in advance payments by borrowers
    for taxes and insurance                                                40,209                   36,546
  Repayment of note payable                                               (80,000)                 (80,000)
  Purchase of treasury stock                                              (32,500)                (410,176)
  Dividends paid                                                         (122,495)                (146,200)
                                                                    -------------            -------------


             Net cash provided by financing activities                    199,493                 (442,972)
                                                                    -------------            -------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                        146,576                 (961,163)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                   3,349,648                4,536,214
                                                                    -------------            -------------

  End of period                                                     $   3,496,224            $   3,575,051
                                                                    =============            =============


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

         The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q. Accordingly, they do not include all of the information required by generally accepted accounting principles. The unaudited statements reflect all adjustments, which are, in the opinion of management, necessary for fair presentation of the financial condition and results of operations of the Company. The condensed consolidated statement of income and comprehensive income for the three months ended
September 30, 2000 is not necessarily indicative of the results that may be expected for the Company's fiscal year ending June 30, 2001. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2000, contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

NOTE 2 - EARNINGS PER SHARE

         The weighted average number of common shares used to calculate earnings per share for the periods ended September 30, 2000 and 1999 were as follows:

                                         Three months ended
                                            September 30,
                                           2000         1999

  Basic weighted - average shares       1,918,473    2,161,695
  Effect of dilutive securities                 0            0
                                        ---------    ---------
  Diluted weighted - average shares     1,918,473    2,161,695
                                        =========    =========

         The Company has issued stock options and MRP shares that have the potential to be dilutive to its weighted average shares calculation, but are anti-dilutive for these three-month periods.

NOTE 3 - DECLARATION OF DIVIDENDS

         At their meeting on August 24, 2000, the Board of Directors declared a $.06 per share cash dividend on the common stock of the Company. The cash dividend was paid on September 30, 2000 to the stockholders of record at the close of business on September 15, 2000.

NOTE 4 - STOCK PURCHASED FOR OPTION BENEFIT TRUST

         As of September 30, 2000, the Company has purchased a total of 208,844 shares of stock and placed them in its stock option plan trust. These shares are classified as treasury stock on the accompanying condensed consolidated statement of financial condition, are available for sale, and are managed by the trustees specifically for funding stock option benefits provided to key employees. The total number of stock option shares granted as of September 30, 2000 was 308,540 at an average of $9.14 per share of which 217,495 were vested. This compares to the total number of stock option shares granted as of June 30, 2000, of 312,980 at an average of $9.14 per share of which 217,495 were vested.

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

         The Company and its counsel have reviewed the complaint and are contesting the allegations vigorously. Management is unable to determine the likelihood of an unfavorable outcome of the suit or the amount of any damages that the Company may have to pay, if any. The Company will incur costs through the payment of legal fees and the related costs of litigation. The extent of these costs is not determinable at this time.

NOTE 6 - SUBSEQUENT EVENTS DISCLOSURE

         On October 18, 2000, International Paper announced the closing of the Camden paper mill to be complete by March 31, 2001. The mill employs approximately 580 employees. On October 25, 2000, Burlington Industries announced the closing of its Monticello operation before the end of the year 2000. The plant employs approximately 740 employees. Efforts have begun in both communities to enlist the assistance of Federal, State and local governments to identify other companies for relocation to the respective communities, thereby, preserving all or some of the jobs lost by the closings.

         The Camden branch of the Bank has approximately $86.0 million in deposits, $31.9 million in one-to-four family mortgage loans, and $4.0 million in consumer loans. The Monticello branch has approximately $13.8 million in deposits, $5.4 million in one-to-four family mortgage loans, and $4.6 million in consumer loans. It is unknown at this time how these closings will affect repayments of Bank loans by borrowers or the Bank's retention of deposits, if at all.

         In addition, during the month of October 2000, the Company purchased 79,700 shares for treasury stock at an average price of $9.03 per share.

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

GENERAL

         The Bank's principal business consists of attracting deposits from the general public and investing those funds in loans collateralized by first mortgages on existing owner-occupied single-family residences in the Bank's primary market area and loans collateralized by, to a lesser but growing extent, commercial and multi-family real estate, consumer loans and commercial business loans. The Bank also maintains a substantial investment portfolio of mortgage-related securities, nontaxable municipal securities, and U.S. government and agency securities.

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

RATE/VOLUME ANALYSIS

         The  following  table  analyzes  dollar  amounts of changes in interest income expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period's rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period's volume) and (iii) changes in rate/volume (changes in rate multiplied by changes in volume).


                                          Quarter Ended September 30,
                                   --------------------------------------------
                                          2000      vs.     1999
                                   --------------------------------------------
                                        Increase (Decrease) Due to
                                   ---------------------------------------------
                                                          Rate/
                                    Volume  Rate         Volume          Total
                                    ------  ----         -------         -----
                                                  (In thousands)
                                   ---------------------------------------------
Interest income:
  Loans receivable              $  393       $   (13)     $    (3)     $   377
  Investment securities and
    mortgage- backed
    securities                    (302)          107          (10)        (205)
  Other interest-earning
     assets                          3            20           --           23
                                ------       -------      -------      -------
     Total interest-earning
        assets                      94           114          (13)         195
                                ------       -------      -------      -------

Interest expense:
  Deposits                          14           242            3          259
  FHLB advances                    112           121            8          241
  Note payable                      (2)           (1)           1           (2)
                                ------       -------      -------      -------
     Total interest-bearing
        liabilities                124           362           12          498
                                ------       -------      -------      -------
Change in net interest
  income                        $  (30)      $  (248)     $   (25)     $  (303)
                                ======       =======      =======      =======


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND JUNE 30, 2000

         The Company had consolidated total assets of $292.2 million and $291.2 million at September 30, 2000 and June 30, 2000, respectively. During the three-month period ended September 30, 2000 the Company experienced an increase in its consolidated loan portfolio from $135.6 million at June 30, 2000, to $139.2 million. During this same period, investments and mortgage-backed securities decreased from $132.5 million at June 30, 2000 to $129.8 million at September 30, 2000. While total investments decreased $2.76 million, there were $4.30 million in paydowns and a $1.54 million increase in the market value of the securities. The Company continues its strategy of replacing securities with loans as opportunities present themselves.

         Deposits have increased from $144.9 million at June 30, 2000 to $148.5 million at September 30, 2000. The recent increase in deposits is attributed to new certificate of deposit special rate products, new checking account products and continued cross selling efforts. Although the Bank's level of deposits has been sufficient to provide for adequate liquidity, the deposit market remains competitive. The outstanding balances of FHLB borrowings decreased from $115.6 million at June 30, 2000, to $112.3 million at September 30, 2000.

         Stockholders' equity amounted to $29.1 million at September 30, 2000, and $28.2 million at June 30, 2000. The changes in equity were primarily due to a decrease in accumulated comprehensive loss, dividends paid, and the purchase of treasury stock. At September 30, 2000, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE ENDED SEPTEMBER 30, 2000 AND 1999

         Net Income. Net income for the three months ended September 30, 2000 was approximately $76,000 compared to net income of approximately $42,000 for the three months ended September 30, 1999. Explanations of primary changes to income and expense items follow.

         Interest Income. Interest income for the three months ended September 30, 2000 increased approximately $195,000, or 4.0 percent compared to the three months ended September 30, 1999. The increase is attributable to increases in loan volumes and the average rate on investment securities offset by decreases in average balances on investment securities.

         Interest Expense. Interest expense for the three months ended September 30, 2000 increased approximately $498,000, or 15.9 percent compared to the three months ended September 30, 1999. The increase was due to increases in rates paid on deposits and FHLB advances, and an increase in the average balance of FHLB advances.

         As a result of the above changes, net interest income for the three months ended September 30, 2000 decreased approximately $303,000 compared to the three months ended September 30, 1999. For details, see Rate/Volume Analysis beginning on page ten.

         Provision for Loan Losses. The Bank made provisions for loan losses of $116,000 for the three months ended September 30, 2000. This provision is primarily the result of management's most recent review as of September 30, 2000. The allowance for loan losses of $1.3 million represented 0.90 percent of gross outstanding loans at September 30, 2000, which compares to 0.85 percent at June 30, 2000. Nonperforming loans as of September 30, 2000, and June 30, 2000, as a percent of total loans, were 0.57% and 0.64% respectively.

         Management evaluates the carrying value of the loan portfolio periodically and the allowance is adjusted if necessary. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In particular, management recognizes that recent and planned changes in the amounts and types of lending by the Bank will result in further growth of the Bank's loan loss allowance and may justify further changes in the Bank's loan loss allowance policy in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based upon their judgments and the information available to them at the time of their examination. Furthermore, as the effect of the plant closings discussed in the Notes to Condensed Consolidated Financial Statements section become better understood by management, additional allowances may or may not become necessary.

         Noninterest  Income.  Noninterest  income  is  comprised  primarily  of service  charges  on  deposit  accounts,  and  gains  on  the  sales  of  loans.
Noninterest income for the three months ended September 30, 2000, was approximately $324,000 compared to approximately $227,000 for the three months ended September 30, 1999. The increase for the three months ended September 30, 2000 is attributed to increases in both service fees on deposits and gains on sales of loans.

         In light of the increasingly competitive markets for deposits and loans, management has continued the shifting of the Bank's deposit taking and loan origination activities to reflect, among other things, the importance of offering valued customer services that generate additional fee income, and it is expected that management will continue this trend for the foreseeable future.

     Noninterest Expense. The major components of noninterest expense are salaries and employee benefits paid to or on behalf of the Company's employees and directors, occupancy expense for ownership and maintenance of the Company's buildings, furniture, and equipment, data processing expenses, advertising, and professional fees paid to consultants, attorneys, and accountants. Total noninterest expense for the three months ended September 30, 2000 was $1.71 million compared to $1.95 million for the three months ended September 30, 1999. While the total expense decreased, primary differences include increases in compensation expense and occupancy expense, offset by decreases in communication, advertising and professional fees.

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

         Income Taxes. The effective income tax rate for the Company for the three months ended September 30, 2000 and 1999 was (346.2%) and 2.1%, respectively. Each rate includes both federal and Arkansas tax components. The variance in the effective rate from the expected statutory rate is due primarily to tax exempt interest.

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

         At September 30, 2000, and June 30, 2000, the Company had designated securities with a fair value of approximately $129.8 million and $132.5 million, as available for sale, respectively. In addition to internal sources of funding, the Bank as a member of the FHLB has substantial borrowing authority with the FHLB. The Bank's use of a particular source of funds is based on need, comparative total costs, and availability.

         At September 30, 2000, the Bank had $6.6 million in commitments to originate loans (including unfunded portions of construction loans), and approximately $843,000 in unused lines of credit. At the same date, the total amount of certificates of deposit which were scheduled to mature in one year or less was $89.6 million. Management anticipates that the Bank will have adequate resources to meet its current commitments through internal funding sources described above.

         For the three months ended September 30, 2000, total deposits increased approximately $3.7 million, or 2.5 percent. Certificates of deposits increased approximately $0.9 million while transaction accounts had a net increase of approximately $2.8 million. Management has continued initiating new certificate of deposit special rate products, and new competitive transaction account plans to help retain existing customers and attract new customers. Management will continue to monitor the progress of the existing products, and develop new products and services. Furthermore, the plant closings discussed in the Notes to Condensed Consolidated Financial Statements section may or may not have an effect on deposit levels.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "MARKET RISK" in the Company's Annual Report on Form 10-K for the year ended June 30, 2000. There has been no material change in the Company's asset and liability position, or the market value of the Bank's portfolio equity since June 30, 2000.

PART II.  OTHER INFORMATION

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

         The Company and its counsel have reviewed the complaint and are contesting the allegations vigorously. Management is unable to determine the likelihood of an unfavorable outcome of the suit or the amount of damages that the Company may have to pay, if any. The Company will incur costs through the payment of legal fees and the related costs of litigation. The extent of these costs is not determinable at this time.

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

                                           HCB BANCSHARES, INC.
                                           Registrant



Date:    November 11, 2000                 By: /s/  Cameron D. McKeel
                                               --------------------------------
                                               Cameron D. McKeel
                                               President and Chief
                                               Executive Officer
                                               (Duly Authorized Representative)




Date:  November 11, 2000                   By: /s/  Scott A. Swain
                                               ---------------------------------
                                               Scott A. Swain
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)