Form 10-Q
period 2000-12-31
HCB BANCSHARES INC
filed 2001-02-14
CIK 1029740

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


Mark One
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2000.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,956,880 shares of common stock outstanding as of January 31, 2001.

                                    CONTENTS



PART I.  FINANCIAL INFORMATION
         ---------------------

         Item 1.    Condensed Consolidated Financial Statements

                    Condensed Consolidated  Statements of Financial Condition at
                         December 31, 2000 (unaudited) and June 30, 2000

                    Condensed    Consolidated    Statements    of   Income   and
                         Comprehensive Income for the Three Months and Six Months Ended December 31, 2000 and 1999 (unaudited)

                    Condensed Consolidated  Statements of Cash Flows for the Six
                         Months Ended December 31, 2000 and 1999 (unaudited)

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


SIGNATURES

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2000 (UNAUDITED) AND JUNE 30, 2000
--------------------------------------------------------------------------------

                                                                             DECEMBER 31,
                                                                                 2000                  JUNE 30,
ASSETS                                                                        (UNAUDITED)                2000
                                                                             --------------            --------
Cash and due from banks                                                    $     2,959,780      $      3,211,802
Interest-bearing deposits with banks                                             1,174,193               137,846
                                                                             -------------            ----------

  Cash and cash equivalents                                                      4,133,973             3,349,648
Other interest bearing deposits with banks                                              --                99,000
Investment securities available for sale, at fair value                        130,266,686           132,543,065
Loans receivable, net of allowance                                             138,680,951           135,626,505
Accrued interest receivable                                                      2,077,884             1,852,887
Federal Home Loan Bank stock                                                     6,429,300             6,223,500
Premises and equipment, net                                                      7,673,772             6,552,484
Goodwill, net                                                                      243,750               281,250
Real estate held for sale                                                          399,006               359,608
Other assets                                                                     2,399,161             4,304,228
                                                                               -----------           -----------
TOTAL                                                                        $ 292,304,483         $ 291,192,175
                                                                               ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                   $ 151,894,842         $ 144,873,071
  Federal Home Loan Bank advances                                              107,320,613           115,609,029
  Advance payments by borrowers for
     taxes and insurance                                                           216,695               139,554
  Accrued interest payable                                                         990,428               917,415
  Note payable                                                                      80,000               160,000
  Other liabilities                                                              1,137,123             1,252,556
                                                                               -----------           -----------

                                     Total liabilities                         261,639,701           262,951,625
                                                                               -----------           -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,  10,000,000 shares authorized,
    2,645,000 shares issued, 1,961,880 and 2,046,580 shares
    outstanding at December 31, 2000 and June 30, 2000, respectively                26,450                26,450
  Additional paid-in capital                                                    25,917,233            25,945,850
  Unearned ESOP shares                                                          (1,163,800)           (1,269,600)
  Unearned MRP shares                                                             (184,207)             (220,104)
  Accumulated other comprehensive income (loss)                                 (1,274,511)           (4,401,668)
  Retained earnings                                                             14,046,524            14,110,667
                                                                               -----------           -----------

                                                                                37,367,689            34,191,595

Treasury stock, at cost, 683,120 and 598,420 shares at
  December 31, 2000, and June 30, 2000, respectively                            (6,702,907)           (5,951,045)
                                                                               -----------           -----------

                                     Total stockholders' equity                 30,664,782            28,240,550
                                                                               -----------           -----------

TOTAL                                                                        $ 292,304,483         $ 291,192,175
                                                                               ===========           ===========


  See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         DECEMBER 31, (UNAUDITED)          DECEMBER 31, (UNAUDITED)
                                                           2000          1999                 2000        1999
                                                           ----          ----                 ----        ----
INTEREST INCOME:
  Interest and fees on loans                            $ 2,991,438    $ 2,595,819        $ 5,910,620   $ 5,130,573
  Investment securities:
     Taxable                                              1,648,001      1,851,388          3,325,174     3,777,198
     Nontaxable                                             382,180        375,901            764,660       715,109
  Other                                                     115,579         88,927            229,402       179,785
                                                        -----------    -----------        -----------   -----------

        Total interest income                             5,137,198      4,912,035         10,229,856     9,802,665

INTEREST EXPENSE:

  Deposits                                                2,007,773      1,576,060          3,887,410     3,197,111
  Federal Home Loan Bank advances                         1,702,763      1,649,318          3,446,408     3,151,796
  Note payable                                                1,500          2,500              4,000         7,000
                                                        -----------    -----------        -----------   -----------

        Total interest expense                            3,712,036      3,227,878          7,337,818     6,355,907

NET INTEREST INCOME                                       1,425,162      1,684,157          2,892,038     3,446,758
                                                        -----------    -----------        -----------   -----------

PROVISION FOR LOAN LOSSES                                    60,000             --            176,000            --
                                                        -----------    -----------        -----------   -----------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                        1,365,162      1,684,157          2,716,038     3,446,758

NONINTEREST INCOME:
  Service charges on deposit accounts                       174,286        154,277            337,510       275,005
  Gain on sales of investment securities
    available for sale                                           --             --                 --            --
  Other                                                     156,843        103,073            317,128       216,506
                                                        -----------    -----------        -----------   -----------

        Net noninterest income                              331,129        257,350            654,638       491,511
                                                        -----------    -----------        -----------   -----------

NONINTEREST EXPENSE:
  Salaries and employee benefits                            963,092        985,194          1,943,869     1,941,210
  Net occupancy expense                                     256,664        217,975            488,684       438,268
  Communication, postage, printing and office supplies      107,980        112,090            194,425       203,318
  Advertising                                                76,115        109,361            132,965       173,556
  Data processing                                            63,078         82,103            142,761       164,575
  Professional fees                                         129,112        255,396            287,787       681,671
  Amortization of goodwill                                   18,750         18,750             37,500        37,500
  Other                                                     115,531         69,310            207,620       163,961
                                                        -----------    -----------        -----------   -----------

        Total noninterest expense                         1,730,322      1,850,179          3,435,611     3,804,059
                                                        -----------    -----------        -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                           (34,031)        91,328            (64,935)      134,210

INCOME TAX PROVISION (BENEFIT)                             (134,000)        15,101           (241,000)       16,000
                                                        -----------    -----------        -----------   -----------

NET INCOME                                             $     99,969   $     76,227       $    176,065  $    118,210
                                                        -----------    -----------        -----------   -----------

                                                                                               (Continued)

                                     Page 4

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         DECEMBER 31, (UNAUDITED)         DECEMBER 31, (UNAUDITED)
                                                            2000          1999               2000          1999
                                                            ----          ----               ----          ----
OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:
  Unrealized holding gain (loss) on securities arising
    during period                                         2,203,105     (1,190,992)         3,127,157    (2,378,501)
  Reclassification adjustment for gains
    included in net income                                       --             --                 --            --
                                                        -----------    -----------        -----------   -----------

        Other comprehensive income (loss)                 2,203,105     (1,190,992)         3,127,157    (2,378,501)
                                                        -----------    -----------        -----------   -----------

COMPREHENSIVE INCOME (LOSS)                             $ 2,303,074    $(1,114,765)       $ 3,303,222   $(2,260,291)
                                                        ===========    ===========        ===========   ===========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                           1,863,269      1,953,898          1,890,871     2,057,797
                                                        ===========    ===========        ===========   ===========

EARNINGS PER SHARE:
  Basic                                                 $     0.05     $     0.04         $     0.09    $    0.06
                                                              ====           ====               ====         ====
  Diluted                                               $     0.05     $     0.04         $     0.09    $    0.06
                                                              ====           ====               ====         ====

DIVIDENDS PER SHARE                                     $     0.06     $     0.06         $     0.12    $    0.12
                                                              ====           ====               ====         ====

                                                                                                                (Concluded)


See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                        SIX MONTHS ENDED DECEMBER 31,
                                                                     2000       (UNAUDITED)       1999
                                                                     ----                         ------
OPERATING ACTIVITIES:
  Net income                                                     $   176,065                   $   118,210
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                     345,443                       315,557
    Deferred income taxes                                           (310,000)                     (162,886)
    Amortization (accretion) of:
      Deferred loan origination fees                                 (38,272)                     (102,760)
      Goodwill                                                        37,500                        37,500
      Premiums and discounts on loans, net                            (2,280)                       (2,493)
      Premiums and discounts on investment securities, net            38,246                        71,819
  Stock compensation expense                                         113,080                       191,365
  Provision for loan losses                                          176,000                            --
  Originations of loans held for sale                             (4,703,934)                   (5,175,685)
  Proceeds from sales of loans                                     5,163,107                     6,460,303
  Change in accrued interest receivable                             (224,997)                      (69,751)
  Change in accrued interest payable                                  73,013                        97,170
  Change in other assets                                             130,253                       353,598
  Change in other liabilities                                       (115,433)                       (4,445)
                                                                  ----------                   -----------

            Net cash provided by operating activities                857,791                     2,127,502

INVESTING ACTIVITIES:
  Purchases of investment securities - available for sale                 --                    (3,302,892)
  Purchases of Federal Home Loan Bank stock                         (205,800)                     (560,700)
  Purchases of premises and equipment                             (1,466,731)                     (227,446)
  Proceeds from maturity of interest bearing deposits                 99,000                       619,000
  Loan originations, net of repayments                            (3,649,067)                   (9,657,351)
  Principal payments on investment securities                      7,450,104                     7,674,614
  Change in real estate held for sale                                (39,398)                      115,654
                                                                  ----------                   -----------

          Net cash provided (used) by investing activities         2,188,108                    (5,339,121)

                                                                                               (Continued)

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                        SIX MONTHS ENDED DECEMBER 31,
                                                                                                     -
                                                                         2000     (UNAUDITED)     1999
                                                                         ----                     ----
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                   7,021,771             $ (6,497,050)
  Advances from Federal Home Loan Bank                                198,735,000              149,384,000
  Repayment of Federal Home Loan Bank advances                       (207,023,416)            (136,867,013)
  Net increase in advance payments by borrowers
    for taxes and insurance                                                77,141                   84,903
  Repayment of note payable                                               (80,000)                 (80,000)
  Common stock acquired for stock option benefit plan trust                    --                 (615,753)
  Purchase of treasury stock                                             (751,862)              (2,048,505)
  Dividends paid                                                         (240,208)                (281,889)
                                                                     ------------             ------------

             Net cash provided (used) by financing activities          (2,261,574)               3,078,693
                                                                     ------------             ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                        784,325                 (132,926)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                   3,349,648                4,536,214
                                                                     ------------             ------------

  End of period                                                      $  4,133,973             $  4,403,288
                                                                     ============             ============


See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION

     HCB Bancshares, Inc. ("Bancshares"), incorporated under the laws of the state of Oklahoma, is a savings bank holding company that owns Heartland Community Bank and its subsidiary (the "Bank"). Bancshares' business is primarily that of owning the Bank, and participating in the Bank's activities. The accompanying condensed consolidated financial statements include the accounts of Bancshares and the Bank and are collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q. Accordingly, they do not include all of the information required by generally accepted accounting principles. The unaudited statements reflect all adjustments, which are, in the opinion of management, necessary for fair presentation of the financial condition and results of operations of the Company. The condensed consolidated statement of income and comprehensive income for the three and six months ended December 31, 2000 is not necessarily indicative of the results that may be expected for the Company's fiscal year ending June 30, 2001. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2000, contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

NOTE 2 - EARNINGS PER SHARE

     The weighted average number of common shares used to calculate earnings per share for the periods ended December 31, 2000 and 1999 were as follows:

                                         Three months ended                Six months ended
                                            December 31,                     December 31,
                                           2000         1999                2000         1999
                                           ----         ----                ----         ----

  Basic weighted - average shares       1,863,269    1,953,898           1,890,871    2,057,797
  Effect of dilutive securities                 0            0                   0            0
                                        ---------    ---------           ---------    ---------
  Diluted weighted - average shares     1,863,269    1,953,898           1,890,871    2,057,797
                                        =========    =========           =========    =========

     The Company has issued stock options and MRP shares that have the potential to be dilutive to its weighted average shares calculation, but are anti-dilutive for these three and six-month periods.

NOTE 3 - STOCK PURCHASED FOR OPTION BENEFIT TRUST

     As of December 31, 2000, the Company has purchased a total of 208,844 shares of stock and placed them in its stock option plan trust. These shares are included in treasury stock on the accompanying condensed consolidated statement of financial condition, are available for sale, and are managed by the trustees specifically for funding stock option benefits provided to key employees. The total number of stock option shares granted as of December 31, 2000 was 296,372 at an average exercise price of $9.14 per share of which 217,495 were vested. This compares to the total number of stock option shares granted as of June 30, 2000, of 312,980 at an average exercise price of $9.14 per share of which 217,495 were vested.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

RATE/VOLUME ANALYSIS

     The following table analyzes dollar amounts of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period's rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period's volume) and (iii) changes in rate/volume (changes in rate multiplied by changes in volume).

                                  Three-Months Ended December 31,                  Six-Months Ended December 31,
                                 ---------------------------------           ---------------------------------------
                                 2000        vs.       1999                         2000       vs.       1999
                                 ---------------------------------           ---------------------------------------
                                      Increase (Decrease) Due to                    Increase (Decrease) Due to
                                 ---------------------------------           ---------------------------------------
                                                    Rate/                                           Rate/
                                 Volume   Rate     Volume     Total            Volume     Rate     Volume     Total
                                 ------   ----     ------     -----            ------     ----     ------     -----
                                         (In thousands)                                    (In thousands)
                                 ---------------------------------           ---------------------------------------
Interest income:
  Loans receivable               $  329   $    59   $    8   $   396         $  730     $    43    $     7    $  780
  Investment securities            (297)      115      (15)     (197)          (600)        223        (25)     (403)
  Other interest-earning
     assets                          13        11        2        26             17          30          3        50
                                 ------   -------   ------   -------         ------     -------    -------    ------
     Total interest-earning
        assets                       45       185       (5)      225            147         295        (15)      427
                                 ------   -------   ------   -------         ------     -------    -------    ------

Interest expense:
  Deposits                           86       328       18       432             90         584         16       690
  FHLB advances                     (44)      100       (3)       53             69         221          5       295
  Note payable                       (1)        1       (1)       (1)            (3)          0          0        (3)
                                 ------   -------   ------   -------         ------     -------    -------    ------
     Total interest-bearing
        liabilities                  41       429       14       484            156         805         21       982
                                 ------   -------   ------   -------         ------     -------    -------    ------
Change in net interest
  income                         $    4   $  (244)  $  (19)  $  (259)        $   (9)    $  (510)   $   (36)   $ (555)
                                 ======   =======   ======   =======         ======     =======    =======    ======


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2000 AND JUNE 30, 2000

     The Company had consolidated total assets of $292.3 million and $291.2 million at December 31, 2000 and June 30, 2000, respectively. During the six-month period ended December 31, 2000 the Company experienced an increase in its consolidated loan portfolio from $135.6 million at June 30, 2000, to $138.7 million at December 31, 2000. During this same period, investments and mortgage-backed securities decreased from $132.5 million at June 30, 2000 to $130.3 million at December 31, 2000. While total investments decreased $2.2 million for the six-month period ended December 31, 2000, there were $7.4 million in paydowns offset with a $5.2 million increase in the market value of the securities. The Company continues its strategy of replacing securities with loans as opportunities present themselves.

     Deposits have increased from $144.9 million at June 30, 2000 to $151.9 million at December 31, 2000. The recent increase in deposits is attributed to a new full service branch located in Bryant, Arkansas, new certificate of deposit special rate products, new checking account products and continued cross-selling efforts. Although the Bank's level of deposits has been sufficient to provide for adequate liquidity, the deposit market remains competitive. The outstanding balances of FHLB borrowings decreased from $115.6 million at June 30, 2000, to $107.3 million at December 31, 2000.

     Stockholders' equity amounted to $30.7 million at December 31, 2000, and $28.2 million at June 30, 2000. The changes in equity were primarily due to a decrease in accumulated other comprehensive loss, dividends paid, and the purchase of treasury stock. At December 31, 2000, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX-MONTHS ENDED DECEMBER 31, 2000 AND 1999

     Net Income. Net income for the three months ended December 31, 2000 was approximately $100,000 compared to net income of approximately $76,000 for the three months ended December 31, 1999. Net income for the six months ended December 31, 2000 was approximately $176,000 compared to net income of approximately $118,000 for the six months ended December 31, 1999. Explanations of primary changes to income and expense items follow.

     Interest Income. Interest income for the three months ended December 31, 2000 increased approximately $225,000 compared to the three months ended December 31, 1999. Interest income for the six months ended

December 31, 2000 increased approximately $427,000 compared to the six months ended December 31, 1999. The increases in interest income were due to increases in both volume and rates on loans, and increases in rates on investments offset by lower balances of investment securities.

     Interest Expense. Interest expense for the three months ended December 31, 2000 increased approximately $484,000 compared to the three months ended December 31, 1999. Interest expense for the six months ended December 31, 2000 increased approximately $982,000 compared to the six months ended December 31, 1999. The increase was primarily due to rate increases in both FHLB advances and deposits.

     As a result of the above changes, net interest income for the three months ended December 31, 2000 decreased approximately $259,000 compared to the three months ended December 31, 1999, and net interest income for the six months ended December 31, 2000 decreased approximately $555,000 compared to the six months ended December 31, 1999.

     Provision for Loan Losses. The Bank made provisions for loan losses of $60,000 and $176,000 for the three and six months ended December 31, 2000, respectively. This provision reflects management's most recent review as of December 31, 2000. The allowance for loan losses of $1.4 million represented
0.95 percent of gross  outstanding loans at December 31, 2000, which compares to
0.85 percent at June 30, 2000. Nonperforming loans as of December 31, 2000, and June 30, 2000, as a percent of total loans, were 0.66% and 0.64% respectively.

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

     Noninterest Income. Noninterest income is comprised primarily of service charges on deposit accounts, and gains on the sales of loans. Noninterest income for the three months ended December 31, 2000, was approximately $331,000 compared to approximately $257,000 for the three months ended December 31, 1999. Noninterest income for the six months ended December 31, 2000, was approximately $655,000 compared to approximately $492,000 for the six months ended December 31, 1999. The increase for the three and six-month periods is due primarily to increases in fees earned on checking and savings accounts, and loan fees earned.

     In light of the increasingly competitive markets for deposits and loans, management has continued the shifting of the Bank's deposit taking and loan origination activities to reflect, among other things, the importance of offering valued customer services that generate additional fee income, and it is expected that management will continue this trend for the foreseeable future.

     Noninterest Expense. The major components of noninterest expense are salaries and employee benefits paid to or on behalf of the Company's employees and directors, occupancy expense for ownership and maintenance of the Company's buildings, furniture, and equipment, data processing expenses, advertising, and professional fees paid to consultants, attorneys, and accountants. Total noninterest expense for the three months ended December 31, 2000 was $1.73 million compared to $1.85 million for the three months ended December 31, 1999. The primary difference was a large decrease in professional fees. Total noninterest expense for the six months ended December 31, 2000 was $3.44 million compared to $3.80 million for the three months ended December 31, 1999. The decrease is primarily attributed to a decrease in professional fees.

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

     Income Taxes. The effective income tax rate for the Bank for the three months ended December 31, 2000 and 1999 was (393.8%) and 16.5%, respectively. The effective income tax rate for the Bank for the six months ended December 31, 2000 and 1999 was (371.1%) and 11.9%, respectively. Each rate includes both federal and Arkansas tax components. The variance in the effective rate from the expected statutory rate is due primarily to tax exempt interest.

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

     The Company has also designated all of its securities as available for sale. At December 31, 2000, and June 30, 2000, the Company had designated securities with a fair value of approximately $130.3 million and $132.5 million, as available for sale, respectively. In addition to internal sources of funding, the Bank as a member of the FHLB has substantial borrowing authority with the FHLB. The Bank's use of a particular source of funds is based on need, comparative total costs, and availability.

     At December 31, 2000, the Bank had $5.3 million in commitments to originate loans (including unfunded portions of construction loans), and approximately $726,000 in unused lines of credit. At the same date, the total amount of certificates of deposit which were scheduled to mature in one year or less was $91.3 million. Management anticipates that the Bank will have adequate resources to meet its current commitments through internal funding sources described above.

     For the six months ended December 31, 2000, total deposits increased approximately $7.0 million, or 9.7 percent annualized. Approximately $1.6 million of the increase was in certificates of deposits and the remaining $5.4 million due to an increase in transaction accounts. Management has initiated new certificate of deposit special rate products, and new competitive transaction account plans to help retain existing customers and attract new customers. Management will continue to monitor the progress of the new products, and develop new products and services.

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

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on November 16, 2000. 1,878,285 shares of the Company's common stock were represented at the Annual Meeting in person or by proxy.

         Stockholders voted in favor of the election of two nominees for director. The voting results for each nominee were as follows:


                                           Votes in Favor
                Nominee                      of Election          Votes Withheld


           Carl E. Parker, Jr.                1,791,335              86,950
            Ned Ray Purtle                    1,825,735              52,550


         There were 31,433 broker nonvotes on the matter.


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

         3.2       Bylaws of HCB Bancshares, Inc., as amended.

         10.6(a) Change-in-Control Protective Agreement between Heartland Community Bank and Scott A. Swain +

         10.6(b) Change-in-Control Protective Agreement between HCB Bancshares, Inc. and Scott A. Swain +


                  +  Management contract or compensatory plan or arrangement.

         Reports on Form 8-K:

          None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HCB BANCSHARES, INC.
                                            Registrant



Date:    February 9, 2001                   By: /s/  Cameron D. McKeel
                                                ----------------------
                                                Cameron D. McKeel
                                                President and Chief
                                                Executive Officer
                                                (Duly Authorized Representative)




Date:  February 9, 2001                     By: /s/  Scott A. Swain
                                                --------------------
                                                Scott A. Swain
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)