Form 10-Q/A
period 2000-12-31
HCB BANCSHARES INC
filed 2001-04-06
CIK 1029740

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 2,165,724 shares of common stock outstanding as of January 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HCB BANCSHARES, INC.
                                            Registrant



Date:    April 6, 2001                     By:  /s/ Cameron D. McKeel
                                                --------------------------------
                                                Cameron D. McKeel
                                                President and Chief
                                                Executive Officer
                                                (Duly Authorized Representative)




Date:    April 6, 2001                     By:  /s/ Scott A. Swain
                                                --------------------------------
                                                Scott A. Swain
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)