Form 10-Q
period 2001-03-31
HCB BANCSHARES INC
filed 2001-05-15
CIK 1029740

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


Mark One
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 2,158,989 shares of common stock outstanding as of April 30, 2001.

CONTENTS



PART I.  FINANCIAL INFORMATION
         ---------------------

         Item 1.   Condensed Consolidated Financial Statements

                   Condensed Consolidated Statements of Financial Condition at
                      March 31, 2001 (unaudited) and June 30, 2000

                   Condensed Consolidated Statements of Income and Comprehensive
                      Income for the Three Months and Nine Months Ended March 31, 2001 and 2000 (unaudited)

                   Condensed Consolidated Statements of Cash Flows for the Nine
                      Months Ended March 31, 2001 and 2000 (unaudited)

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


SIGNATURES

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2001 (UNAUDITED) and JUNE 30, 2000

-------------------------------------------------------------------------------------------------------------------

                                                                              MARCH 31,
                                                                                2001                   JUNE 30,
ASSETS                                                                       (UNAUDITED)                2000
                                                                             -------------            ----------
Cash and due from banks                                                    $     3,928,570      $      3,211,802
Interest-bearing deposits with banks                                             4,889,127               137,846
                                                                               -----------           -----------

  Cash and cash equivalents                                                      8,817,697             3,349,648
Other interest bearing deposits with banks                                              --                99,000
Investment securities available for sale, at fair value                        130,084,608           132,543,065
Loans receivable, net of allowance                                             132,725,077           135,626,505
Accrued interest receivable                                                      2,040,278             1,852,887
Federal Home Loan Bank stock                                                     6,518,200             6,223,500
Premises and equipment, net                                                      7,626,852             6,552,484
Goodwill, net                                                                      225,000               281,250
Real estate held for sale                                                          414,087               359,608
Other assets                                                                     1,641,919             4,304,228
                                                                               -----------           -----------
TOTAL                                                                        $ 290,093,718         $ 291,192,175
                                                                               ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Deposits                                                                   $ 158,643,530         $ 144,873,071
  Federal Home Loan Bank advances                                               96,667,377           115,609,029
  Advance payments by borrowers for
     taxes and insurance                                                           273,992               139,554
  Accrued interest payable                                                         999,084               917,415
  Note payable                                                                      80,000               160,000
  Other liabilities                                                              1,107,065             1,252,556
                                                                               -----------           -----------

                                     Total liabilities                         257,771,048           262,951,625
                                                                               -----------           -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares authorized, 2,645,000 shares issued, 1,950,145 and 2,046,580 shares
    outstanding at March 31, 2001 and June 30, 2000, respectively                   26,450                26,450
  Additional paid-in capital                                                    25,909,640            25,945,850
  Unearned ESOP shares                                                          (1,110,900)           (1,269,600)
  Unearned MRP shares                                                             (167,788)             (220,104)
  Accumulated other comprehensive income (loss)                                    432,544            (4,401,668)
  Retained earnings                                                             14,035,765            14,110,667
                                                                               -----------           -----------

                                                                                39,125,711            34,191,595

Treasury stock, at cost, 694,855 and 598,420 shares at
 March 31, 2001, and June 30, 2000, respectively                                (6,803,041)           (5,951,045)
                                                                               -----------           -----------

                                     Total stockholders' equity                 32,322,670            28,240,550
                                                                               -----------           -----------

TOTAL                                                                        $ 290,093,718         $ 291,192,175
                                                                               ===========           ===========


  See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                               MARCH 31,                         MARCH 31,
                                                           2001          2000                 2001        2000
                                                           ----          ----                 ----        ----
                                                       (UNAUDITED)    (UNAUDITED)        (UNAUDITED)   (UNAUDITED)
INTEREST INCOME:
  Interest and fees on loans                            $ 2,875,621    $ 2,638,727        $ 8,786,240   $ 7,769,299
  Investment securities:
     Taxable                                              1,596,357      1,831,359          4,921,531     5,608,558
     Nontaxable                                             382,595        382,364          1,147,255     1,097,473
  Other                                                     135,481        101,087            364,884       280,872
                                                        -----------   ------------        -----------   -----------

        Total interest income                             4,990,054      4,953,537         15,219,910    14,756,202

INTEREST EXPENSE:

  Deposits                                                1,975,819      1,624,821          5,863,230     4,821,932
  Federal Home Loan Bank advances                         1,541,681      1,697,568          4,988,088     4,849,364
  Note payable                                                1,500          3,000              5,500        10,000
                                                        -----------   ------------        -----------   -----------

        Total interest expense                            3,519,000      3,325,389         10,856,818     9,681,296

NET INTEREST INCOME                                       1,471,054      1,628,148          4,363,092     5,074,906
                                                        -----------   ------------        -----------   -----------

PROVISION FOR LOAN LOSSES                                    60,000             --            236,000            --
                                                        -----------   ------------        -----------   -----------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                        1,411,054      1,628,148          4,127,092     5,074,906

NONINTEREST INCOME:
  Service charges on deposit accounts                       172,477        121,957            509,986       396,961
  Other                                                      91,580        117,806            408,709       334,313
                                                        -----------   ------------        -----------   -----------

        Net noninterest income                              264,057        239,763            918,695       731,274
                                                        -----------   ------------        -----------   -----------

NONINTEREST EXPENSE:
  Salaries and employee benefits                            976,443        984,695          2,920,313     2,925,905
  Net occupancy expense                                     271,649        226,139            760,333       664,408
  Communication, postage, printing and office supplies      115,225         94,247            309,650       297,564
  Advertising                                                39,995         53,551            172,960       227,107
  Data processing                                            84,931         84,537            227,692       249,113
  Professional fees                                         123,570        194,182            411,357       875,853
  Amortization of goodwill                                   18,750         18,750             56,250        56,250
  Other                                                      62,225        128,216            269,843       292,176
                                                        -----------   ------------        -----------   -----------

        Total noninterest expense                         1,692,788      1,784,317          5,128,398     5,588,376
                                                        -----------   ------------        -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                           (17,677)        83,594            (82,611)      217,804

INCOME TAX BENEFIT                                         (124,000)      (152,500)          (365,000)     (136,500)
                                                        -----------   ------------        -----------   -----------

NET INCOME                                             $    106,323   $    236,094       $    282,389  $    354,304
                                                        -----------   ------------        -----------   -----------

                                                                (Continued)

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 MARCH 31,                       MARCH 31,
                                                            2001          2000               2001          2000
                                                            ----          ----               ----          ----
                                                        (UNAUDITED)    (UNAUDITED)       (UNAUDITED)
OTHER COMPREHENSIVE INCOME (LOSS),
(unaudited)
  NET OF TAX:
  Unrealized holding gain (loss) on securities arising
    during period                                         1,707,055        114,185          4,834,212    (2,264,316)
  Reclassification adjustment for gains
    included in net income                                       --             --                 --            --
                                                          ---------        -------          ---------    ----------


        Other comprehensive income (loss)                 1,707,055        114,185          4,834,212    (2,264,316)
                                                          ---------        -------          ---------    ----------

COMPREHENSIVE INCOME (LOSS)                             $ 1,813,378     $  350,279        $ 5,116,601   $(1,910,012)
                                                          =========        =======          =========     =========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                           1,840,580      1,918,618          1,874,391     2,011,760
                                                          =========      =========          =========     =========

EARNINGS PER SHARE:
  Basic                                                 $     0.06      $    0.12         $     0.15    $    0.18
                                                              ====           ====               ====         ====
  Diluted                                               $     0.06      $    0.12         $     0.15    $    0.18
                                                              ====           ====               ====         ====

DIVIDENDS PER SHARE                                     $     0.06      $    0.06         $     0.18    $    0.18
                                                              ====           ====               ====         ====

                                                                                                        (Concluded)


See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
                                                                        NINE MONTHS ENDED MARCH 31,
                                                                     2001                         2000
                                                                     ----                         ------
                                                                  (UNAUDITED)                   (UNAUDITED)
OPERATING ACTIVITIES:
  Net income                                                     $   282,389                   $   354,306
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                     537,269                       482,849
    Deferred income taxes                                           (365,000)                     (136,500)
    Amortization (accretion) of:
      Deferred loan origination fees                                 (79,057)                     (135,656)
      Goodwill                                                        56,250                        56,250
      Premiums and discounts on loans, net                            (3,384)                       (3,465)
      Premiums and discounts on investment securities, net            56,814                        88,637
  Stock compensation expense                                         174,806                       273,427
  Provision for loan losses                                          236,000                            --
  Originations of loans held for sale                             (7,661,482)                   (7,430,403)
  Proceeds from sales of loans                                     7,387,007                     8,016,770
  Change in accrued interest receivable                             (187,391)                       30,429
  Change in accrued interest payable                                  81,669                       102,901
  Change in other assets                                            (196,562)                      330,898
  Change in other liabilities                                       (145,491)                      102,147
                                                                 ------------                  -----------

            Net cash provided by operating activities                173,837                     2,132,590

INVESTING ACTIVITIES:
  Purchases of investment securities - available for sale                 --                    (3,302,892)
  Purchases of Federal Home Loan Bank stock                         (294,700)                     (651,400)
  Purchases of premises and equipment                             (1,611,637)                     (333,973)
  Proceeds from maturity of interest bearing deposits                 99,000                       619,000
  Loan originations, net of repayments                             3,022,344                   (12,434,604)
  Principal payments on investment securities                     10,459,726                    10,775,883
  Change in real estate held for sale                                (54,479)                           --
                                                                 ------------                  -----------

          Net cash provided (used) by investing activities        11,620,254                    (5,327,986)

                                                                                               (Continued)

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------

                                                                        NINE MONTHS ENDED MARCH 31,
                                                                        2001                     2000
                                                                        ----                     ----
                                                                      (UNAUDITED)              (UNAUDITED)
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                               $  13,770,459            $  (4,356,250)
  Advances from Federal Home Loan Bank                                213,740,000              211,499,000
  Repayment of Federal Home Loan Bank advances                       (232,681,652)            (201,545,932)
  Net increase in advance payments by borrowers
    for taxes and insurance                                               134,438                  317,534
  Repayment of note payable                                               (80,000)                 (80,000)
  Common stock acquired for stock option benefit plan trust                    --                 (615,753)
  Purchase of treasury stock                                             (851,996)              (2,048,505)
  Dividends paid                                                         (357,291)                (417,579)
                                                                     ------------             ------------

             Net cash provided (used) by financing activities          (6,326,042)               2,752,515
                                                                     ------------             ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                      5,468,049                 (442,881)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                   3,349,648                4,536,214
                                                                     ------------             ------------

  End of period                                                     $   8,817,697            $   4,093,333
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

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q. Accordingly, they do not include all of the information required by generally accepted accounting principles. The unaudited statements reflect all adjustments, which are, in the opinion of management, necessary for fair presentation of the financial condition and results of operations of the Company. The condensed consolidated statement of income and comprehensive income for the three and nine months ended March 31, 2001 is not necessarily indicative of the results that may be expected for the Company's fiscal year ending June 30, 2001. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2000, contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

NOTE 2 - EARNINGS PER SHARE

     The weighted average number of common shares used to calculate earnings per share for the periods ended March 31, 2001 and 2000 were as follows:

                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                               MARCH 31,                         MARCH 31,
                                           2001         2000                2001         2000
                                           ----         ----                ----         ----

  Basic weighted - average shares       1,840,580    1,918,618           1,874,391    2,011,760
  Effect of dilutive securities                 0            0                   0            0
                                        ---------    ---------           ---------    ---------
  Diluted weighted - average shares     1,840,580    1,918,618           1,874,391    2,011,760
                                        =========    =========           =========    =========

     The Company has issued stock options and MRP shares that have the potential to be dilutive to its weighted average shares calculation, but are anti-dilutive for these three and nine-month periods.

NOTE 3 - STOCK PURCHASED FOR OPTION BENEFIT TRUST

     As of March 31, 2001, the Company has purchased a total of 208,844 shares of stock and placed them in its stock option plan trust. These shares are included in treasury stock on the accompanying condensed consolidated statement of financial condition, are available for sale, and are managed by the trustees specifically for funding stock option benefits provided to key employees. The total number of stock option shares granted as of March 31, 2001 was 295,102 at an average exercise price of $9.14 per share of which 217,495 were vested. This compares to the total number of stock option shares granted as of June 30, 2000, of 312,980 at an average exercise price of $9.14 per share of which 217,495 were vested.

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

     In May, 1999, a shareholder filed a putative class action complaint against the Company and several current and former officers alleging that the defendants defrauded the plaintiff and other shareholder class members through various public statements and reports that had the supposed effect of artificially inflating the price the plaintiff and other putative class members paid to purchase the Company's common stock.

     The Company and the other defendants moved to dismiss the complaint. The federal district court granted the motion on March 30, 2001, but allowed plaintiffs 30 days from the date of the order to file an amended class action complaint. As of May 14, 2001, plaintiffs had not filed an amended complaint.

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

                                   Three-Months Ended March 31,                    Nine-Months Ended March 31,
                                 --------------------------------            --------------------------------------
                                    2001      vs.       2000                         2001       vs.       2000
                                 --------------------------------            --------------------------------------
                                   Increase (Decrease) Due to                     Increase (Decrease) Due to
                                 --------------------------------            --------------------------------------
                                                    Rate/                                           Rate/
                                 Volume   Rate     Volume   Total            Volume       Rate     Volume     Total
                                 ------   ----     ------   -----            ------       ----     ------     -----
                                       (In thousands)                                    (In thousands)
                                 --------------------------------            --------------------------------------
Interest income:
  Loans receivable              $  279   $  (38)   $  (4)  $  237            $  992    $    22     $   3    $ 1,017
  Investment securities           (124)    (118)       7     (235)             (557)       (84)        4       (637)
  Other interest-earning
     assets                          7       26        2       35                63         18         3         84
                                ---------------------------------            --------------------------------------
     Total interest-earning
        assets                     162     (130)       5       37               498        (44)       10        464
                                ---------------------------------            --------------------------------------

Interest expense:
  Deposits                         108      228       15      351               256        745        40      1,041
  FHLB advances                    (61)     (98)       3     (156)              (98)       242        (5)       139
  Note payable                      (1)       0        0       (1)               (4)         0         0         (4)
                                ------   ------    -----   ------            ------    -------     -----    -------

     Total interest-bearing
        liabilities                 46      130       18      194               154        987        35      1,176
                                ------   ------    -----   ------            ------    -------     -----    -------
Change in net interest
  income                         $ 116   $ (260)   $ (13)  $ (157)           $  344    $(1,031)    $ (25)   $  (712)
                                ======   ======    =====   ======            ======    =======     =====    =======


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND JUNE 30, 2000

     The Company had consolidated total assets of $290.1 million and $291.2 million at March 31, 2001 and June 30, 2000, respectively. During the nine-month period ended March 31, 2001 the Company experienced a decrease in its consolidated loan portfolio from $135.6 million at June 30, 2000, to $132.7 million at March 31, 2001. During this same period, investments and mortgage-backed securities decreased from $132.5 million at June 30, 2000 to $130.1 million at March 31, 2001. While total investments decreased $2.4 million for the nine-month period ended March 31, 2001, there were $10.4 million in paydowns offset with an $8.0 million increase in the market value of the securities.

     The decrease in the consolidated loan portfolio is a recent event. In the three months ended March 31, 2001, consolidated loans decreased $5.96 million, primarily due to payoffs of large commercial real estate loans. Competition for these large loans remains strong, however, the Company remains competitive and further significant reductions are not expected.

     Deposits have increased from $144.9 million at June 30, 2000 to $158.6 million at March 31, 2001. Some of the recent increase in deposits is attributed to a new full service branch located in Bryant, Arkansas, as well as, new certificate of deposit special rate products, new checking account products and continued cross-selling efforts. Although the Bank's level of deposits has been sufficient to provide for adequate liquidity, the deposit market remains competitive. The outstanding balances of FHLB borrowings decreased from $115.6 million at June 30, 2000, to $96.7 million at March 31, 2001, reflecting the increase in deposits and decrease in loans and investments.

     Stockholders' equity amounted to $32.3 million at March 31, 2001, and $28.2 million at June 30, 2000. The changes in equity were primarily due to an increase in accumulated other comprehensive income net of dividends paid and the purchase of treasury stock. At March 31, 2001, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE-MONTHS ENDED MARCH 31, 2001 AND 2000

     Net Income. Net income for the three months ended March 31, 2001 was approximately $106,000 compared to net income of approximately $236,000 for the three months ended March 31, 2000. Net income for the nine months ended March 31, 2001 was approximately $282,000 compared to net income of approximately $354,000 for the nine months ended March 31, 2000. Explanations of primary changes to income and expense items follow.

     Interest Income. Interest income for the three months ended March 31, 2001 increased approximately $37,000 compared to the three months ended March 31, 2000. Interest income for the nine months ended March 31, 2001 increased approximately $464,000 compared to the nine months ended March 31, 2000. The increases in interest income were primarily due to increases in volumes of loans and offset by lower rates and volumes of investment securities.

     Interest Expense. Interest expense for the three months ended March 31, 2001 increased approximately $194,000 compared to the three months ended March 31, 2000. Interest expense for the nine months ended March 31, 2001 increased approximately $1,176,000 compared to the nine months ended March 31, 2000. The increase for the three months ended March 31, 2001 was primarily due to increases in both rate and volume of deposits, offset by decreases in both rate and volume of FHLB advances. The increase for the nine months ended March 31, 2001 was primarily due to increases in deposit rates and volumes, and an increase in FHLB rates. The increase in deposit rates over the two periods exhibit the increase in market rates over the same period. More recently, however, these rates have decreased significantly and as a result, the Company's cost of deposits has decreased from 5.38% for the three months ended December 31, 2000, to 5.21% for the three months ended March 31, 2001.

     As a result of the above changes, net interest income for the three months ended March 31, 2001 decreased approximately $157,000 compared to the three months ended March 31, 2000, and net interest income for the nine months ended March 31, 2001 decreased approximately $712,000 compared to the nine months ended March 31, 2000.

     Provision for Loan Losses. The Bank made provisions for loan losses of $60,000 and $236,000 for the three and nine months ended March 31, 2001, respectively. This provision reflects management's most recent review as of March 31, 2001. The allowance for loan losses of $1.4 million represented 1.03 percent of gross outstanding loans at March 31, 2001, which compares to 0.85 percent at June 30, 2000. Nonperforming loans as of March 31, 2001, and June 30, 2000, as a percent of total loans, were 0.75% and 0.64% respectively.

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

     Noninterest Income. Noninterest income is comprised primarily of service charges on deposit accounts, and gains on the sales of loans. Noninterest income for the three months ended March 31, 2001, was approximately $264,000 compared to approximately $240,000 for the three months ended March 31, 2000. Noninterest income for the nine months ended March 31, 2001, was approximately $919,000 compared to approximately $731,000 for the nine months ended March 31, 2000. The increase for the three-month period is due primarily to increases in fees earned on checking and savings accounts, and insurance commissions on policies associated with loan products. The increase for the nine-month period is due primarily to increases in fees earned on checking and savings accounts, insurance commissions on policies associated with loan products, and other loan fee income.

     In light of the increasingly competitive markets for deposits and loans, management has continued the shifting of the Bank's deposit taking and loan origination activities to reflect, among other things, the importance of offering valued customer services that generate additional fee income, and it is expected that management will continue this trend for the foreseeable future.

     Noninterest Expense. The major components of noninterest expense are salaries and employee benefits paid to or on behalf of the Company's employees and directors, occupancy expense for ownership and maintenance of the Company's buildings, furniture, and equipment, data processing expenses, advertising, and professional fees paid to consultants, attorneys, and accountants. Total noninterest expense for the three months ended March 31, 2001 was $1.70 million compared to $1.80 million for the three months ended March 31, 2000. The primary difference was a decrease in professional fees and other expense, offset by increases in occupancy expense due to opening a new full service branch in Bryant, Arkansas. Total noninterest expense for the nine months ended March 31, 2001 was $5.10 million compared to $5.60 million for the nine months ended March 31, 2000. The decrease is primarily attributed to a decrease in professional fees.

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

     Income Taxes. The effective income tax rate for the Bank for the three months ended March 31, 2001 and 2000 was (701.5%) and (182.4%), respectively. The effective income tax rate for the Bank for the nine months ended March 31, 2001 and 2000 was (441.8%) and (62.7%), respectively. Each rate includes both federal and Arkansas tax components. The variance in the effective rate from the expected statutory rate is due primarily to tax exempt interest.

         These negative rates are a result of net tax benefit, which increases net income. These benefits are due primarily to increases in net operating loss carryforwards for income tax reporting purposes. The corresponding deferred tax asset totals approximately $1.5 million and $1.1 million as of March 31, 2001 and June 30, 2000, respectively. The recoverability of this asset is entirely contingent upon the production of taxable income for income tax reporting purposes. Management anticipates that the Company will produce such income in the near future based on management's current forecasts of earnings.

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

     At March 31, 2001, and June 30, 2000, the Company had designated all securities as available for sale. In addition to internal sources of funding, the Bank as a member of the FHLB has substantial borrowing authority with the FHLB. The Bank's use of a particular source of funds is based on need, comparative total costs, and availability.

     At March 31, 2001, the Bank had $4.0 million in commitments to originate loans (including unfunded portions of construction loans), and approximately $928,000 in unused lines of credit. At the same date, the total amount of certificates of deposit which were scheduled to mature in one year or less was $94.5 million. Management anticipates that the Bank will have adequate resources to meet its current commitments through internal funding sources described above.

     For the nine months ended March 31, 2001, total deposits increased approximately $13.8 million, or 12.7 percent annualized. Approximately $4.5 million of the increase was in certificates of deposits and the remaining $9.3 million due to an increase in transaction accounts. Management has initiated new certificate of deposit special rate products, and continued to offer competitive transaction account plans to help retain existing customers and attract new customers. Management will continue to monitor the progress of the new products, and develop new products and services.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "MARKET RISK" in the Company's Annual Report on Form 10-K for the year ended June 30, 2000. There has been no material change in the Company's asset and liability position since June 30, 2000.

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

          In May, 1999, a shareholder filed a putative class action complaint against the Company and several current and former officers alleging that the defendants defrauded the plaintiff and other shareholder class members through various public statements and reports that had the supposed effect of artificially inflating the price the plaintiff and other putative class members paid to purchase the Company's common stock.

          The Company and the other defendants moved to dismiss the complaint. The federal district court granted the motion on March 30, 2001, but allowed plaintiffs 30 days from the date of the order to file an amended class action complaint. As of May 14, 2001, plaintiffs had not filed an amended complaint.

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

                                     HCB BANCSHARES, INC.
                                     Registrant



Date:    May 14, 2001                By:      /s/  Cameron D. McKeel
                                              ----------------------


                                              Cameron D. McKeel
                                              President and Chief
                                                Executive Officer
                                              (Duly Authorized Representative)




Date:    May 14, 2001                By:      /s/  Scott A. Swain
                                              -------------------


                                              Scott A. Swain
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)