Form 10-K405
period 2001-06-30
HCB BANCSHARES INC
filed 2001-09-28
CIK 1029740

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ______________________

                                    FORM 10-K

          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, as of a specified date within the past 60 days: $17,395,555 (1,386,100 shares at the last sale price on August 31, 2001 ($12.55 per share); for this purpose, directors, executive officers and 5% stockholders have been deemed to be affiliates).

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,118,223 shares of common stock as of August 31, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2001. (Parts II and IV)

2. Portions of Proxy Statement for the 2001 Annual Meeting of Stockholders. (Part III)

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

     Prior to the Conversion, Bancshares did not engage in any material operations. Since the Conversion, Bancshares has had no significant assets other than the outstanding capital stock of the Bank, a portion of the net proceeds of the Conversion and notes receivable, one of which is from the Employee Stock Ownership Plan ("ESOP"). Bancshares principal business is the business of the Bank. At June 30, 2001, the Company had consolidated total assets of $287.6 million, deposits of $161.3 million and stockholders' equity of $31.9 million, or 11.1% of total assets.

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

     The Bank currently operates through six full-service banking offices located in Camden (2), Fordyce, Sheridan, Monticello, and Bryant, Arkansas. Historically, the principal business strategy of the Bank, like most other savings institutions in Arkansas and elsewhere, has been to accept savings deposits from residents of the communities served by the Bank's branch offices and to invest those funds in single-family mortgage loans to those and other local residents. In this manner, the Bank and countless other independent community-oriented savings institutions operated safely and soundly for generations. In recent years, however, as the banking business nationwide and in the Bank's primary market area in particular has become more competitive, smaller savings institutions like the Bank have come under increasing market pressure either to grow and increase their profitability or to be acquired by a larger institution. Moreover, during this period the Bank's market area experienced only limited economic growth.

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

     As a federally chartered savings institution, the Bank is subject to extensive regulation by the OTS. The Bank's lending activities and other investments must comply with various federal regulatory requirements, and the OTS periodically examines the Bank for compliance with various regulatory requirements. The Federal Deposit Insurance Corporation ("FDIC") also has the authority to conduct special examinations. The Bank must file reports with the OTS describing its activities and financial condition and is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve Board").

MARKET AREA

     Management considers the Bank's primary market area to comprise the following counties in Arkansas: Bradley, Calhoun, Cleveland, Dallas, Drew, Grant, Ouachita and Saline. To a lesser extent, the Bank accepts savings deposits and offers loans throughout the remainder of central and southern Arkansas.

     The year 2000 census data indicates that the population has experienced growth in Bradley (6.8%), Cleveland (10.2%), Drew (7.8%), Grant (18.0%) and Saline (30.1%) Counties, while population has declined somewhat in Calhoun (-1.4%), Dallas (-4.2%) and Ouachita (-5.8%) Counties over the past ten years. Median household income has been well above the Arkansas average in Saline, Grant and Cleveland Counties, slightly below the Arkansas average in Drew, Ouachita, and Calhoun Counties, and well below the Arkansas average in Dallas and Bradley Counties, though the Arkansas average is below the national average. With respect to unemployment rates, the Arkansas average has tended to rise slightly above the national average, and while unemployment rates have been well below the Arkansas average in Saline County, unemployment rates have been moderately above the Arkansas average in Grant and Cleveland Counties, and well above the Arkansas average in Bradley, Calhoun, Dallas, Drew and Ouachita Counties.

     The economies in the Bank's primary market area include a variety of industries, including manufacturing, government, services and retail trade. Important employers include Georgia Pacific in the timber industry and Lockheed Martin and Atlantic Research in the defense industry, SAU Tech and UA-Monticello. In addition, industries in the Bryant area include Bryant School District as the largest employer, with Alcoa as the largest industrial business, and United Auto Group as the second largest employer.

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

     The Bank's primary competition comes from institutions located in the Bank's primary market area. Competing financial institutions offer a wide variety of deposit and loan products. Management's principal competitive strategy has been to emphasize quality customer service.

LENDING ACTIVITIES

     The Bank's principal lending activity consists of the origination of loans collateralized by mortgages on existing and on construction of single-family residences in the Bank's primary market area, and commercial real estate and multifamily properties in the states of Arkansas and Tennessee. The Bank also makes a variety of consumer and commercial business loans. The Bank has for several years, made commercial real estate loans in the Memphis, Tennessee area through a long-standing broker relationship. Management expects to continue to expand on these types of lending.

     With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully collateralized by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the institution is in compliance with its regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. At June 30, 2001, the maximum aggregate amount that the Bank could have lent to any one borrower under the 15% limit was $4.6 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was $4.7 million. Although the aggregate loan balance as of June 30, 2001 exceeded the Bank's lending limit at that date, the aggregate balance was within the lending limit on the dates the loans were approved by the board and booked. Bancshares may participate in loans to one borrower thereby permitting loans to one borrower to be made by the Bank and Bancshares lending together that exceed the Bank's regulatory loan limit. At June 30, 2001, the Bank and Bancshares' loans to the borrower referred to above totaled approximately $5.4 million with Bancshares carrying $0.7 million of the loans.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth information regarding the composition of the Bank's loan portfolio by type of loan at the dates indicated. At June 30, 2001, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                                   At June 30,
                                        ----------------------------------------------------------------------
                                                2001                  2000                      1999
                                        -------------------       ---------------         -----------------
                                        Amount          %         Amount      %           Amount        %
                                        ------        -----       ------    -----         ------      -----
Type of Loan
------------
 Real estate loans:
  One-to-four family residential    $ 57,001,679     38.97%   $ 61,198,180   42.26%    $ 53,622,417   43.74%
  Multi-family loans                   6,810,198      4.66       9,220,931    6.37        9,226,426    7.53
  Non-residential                     49,736,511     34.01      48,756,744   33.67       41,907,368   34.18
  Loans to facilitate sale of
    foreclosed real estate                    --        --              --      --               --      --
  Land and other mortgage loans       10,080,790      6.89       5,644,050    3.90        3,547,514    2.89
Consumer loans:
  Loans secured by savings
    deposits                           2,488,948      1.70       2,320,915    1.60        2,021,141    1.65
  Home improvement                        23,611      0.02          40,851    0.03          125,990    0.10
  Auto                                 6,779,218      4.64       6,589,480    4.55        4,269,898    3.48
  Other consumer                       2,050,039      1.40       2,260,697    1.56        2,517,190    2.05
Commercial                            11,289,519      7.71       8,769,131    6.06        5,367,611    4.38
                                    ------------    ------    ------------  ------     ------------  ------
    Total                           $146,260,513    100.00%   $144,800,979  100.00%    $122,605,555  100.00%
                                    ------------    ------     -----------  ------     ------------  ------
Less:
  Loans in process                  $ 13,294,723              $  8,100,982             $  6,150,810
  Deferred loan costs (fees), net       (131,745)                 (158,217)                 (37,339)
  Allowance for loan losses            1,446,114                 1,231,709                1,329,201
                                    ------------              ------------             ------------
  Total                             $131,651,421              $135,626,505             $115,162,883
                                    ============              ============             ============
                                                        At June 30,
                                         -----------------------------------------
                                                1998                     1997
                                         ------------------      -----------------
                                         Amount         %        Amount        %
                                         ------       -----      ------      -----
Type of Loan
-------------
 Real estate loans:
  One-to-four family residential      $ 49,267,399   44.75%   $ 62,340,601   60.90%
  Multi-family loans                    12,577,034   11.43       8,873,156    8.67
  Non-residential                       35,321,040   32.08      18,814,701   18.38
  Loans to facilitate sale of
    foreclosed real estate                 473,476    0.43         616,660    0.60
  Land and other mortgage loans            598,860    0.54         483,236    0.47
Consumer loans:
  Loans secured by savings
    deposits                             2,215,441    2.01       2,434,621    2.38
  Home improvement                       1,291,174    1.17       1,665,244    1.63
  Auto                                   4,070,750    3.70       2,399,648    2.34
  Other consumer                         1,569,076    1.43       2,629,442    2.58
Commercial                               2,708,927    2.46       2,101,963    2.05
                                      ------------  ------    ------------  ------
    Total                             $110,093,177  100.00%   $102,359,272  100.00%
                                      ------------  ------    ------------  ------
Less:
  Loans in process                    $  3,921,787            $  2,057,095
  Deferred loan costs (fees), net          122,679                 167,069
  Allowance for loan losses              1,468,546               1,492,473
                                      ------------            ------------
  Total                               $104,580,165            $ 98,642,635
                                      ============            ============

     LOAN MATURITY SCHEDULES. The following table sets forth information regarding dollar amounts of loans maturing in the Bank's portfolio based on their contractual terms to maturity, at June 30, 2001. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause the Bank's repayment experience to differ from that shown below.

                                                             Due After
                                     Due Within             One Through              Due After
                                      One Year              Five Years              Five Years            Total
                                      --------              ----------              ----------            -----
                                                           (In thousands)
Real estate loans:
  One-to-four family mortgage
    loans.........................    $12,169                $ 20,697                $ 24,136            $ 57,002
  Other mortgage loans............     18,673                  18,996                  28,958              66,627
Commercial loans..................      5,826                   4,174                   1,290              11,290
Consumer loans:
  Loans secured by savings deposits     2,208                     274                       7               2,489
  Other..........................       3,189                   5,148                     516               8,853
                                      -------                --------                --------            --------
     Total........................    $42,065                $ 49,289                $ 54,907            $146,261
                                      =======                ========                ========            ========

     The following table sets forth as of June 30, 2001, dollar amounts of loans due one year or more after June 30, 2001 that had predetermined interest rates and that had adjustable interest rates at that date.

                                                 Predetermined           Floating or
                                                      Rates            Adjustable Rates            Total
                                                  -------------        ----------------          --------
                                                                       (In thousands)
      Real estate loans:
        One-to-four family mortgage loans....       $  38,100              $   6,733            $  44,833
        Other mortgage loans.................          37,044                 10,910               47,954
      Commercial loans.......................           4,106                  1,358                5,464
      Consumer loans:
        Loans secured by savings deposits....             281                     --                  281
        Other consumer loans.................           5,664                     --                5,664
                                                    ---------              ---------            ---------
          Total..............................       $  85,195              $  19,001            $ 104,196
                                                    =========              =========            =========

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

                                                                                Year Ended June 30,
                                                                 --------------------------------------------------
                                                                    2001             2000              1999
                                                                 -----------      ------------     -------------
Loans originated:
  Real estate loans:
    One-to-four family residential............................  $  28,443,919     $  46,925,450    $  24,486,365
    Other mortgage loans......................................     22,007,354        29,145,079       18,804,077
  Commercial loans............................................      4,465,227         7,973,954        7,350,903
  Consumer loans..............................................      9,659,572        13,515,847        5,380,714
                                                                -------------     -------------    -------------
     Total loans originated...................................  $  64,576,072     $  97,560,330    $  56,022,059
                                                                =============     =============    =============

Loans purchased:
  Real estate loans...........................................  $      40,000     $      82,547    $          --
                                                                =============     =============    =============

Loans sold....................................................  $  12,732,692     $ 10,160,826     $  13,140,464
                                                                =============     ============     =============

     The Bank has increased both its scope of loan products offered and its loan origination efforts, including the addition of new consumer and commercial business loan offerings with an increased emphasis on the origination of such loans and commercial and multi-family real estate loans. However, higher interest rates in the first half of the fiscal year ended June 30, 2001, and increased competition resulted in the origination of fewer numbers and total amount of loans.

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

     ONE-TO-FOUR FAMILY RESIDENTIAL LENDING. Historically, the Bank's principal lending activity has been the origination of fifteen-year fixed-rate first mortgage loans in the Bank's primary market area. The purchase price or appraised value of most of such residences generally has been between $50,000 and $200,000, with the Bank's loan amounts averaging approximately $75,000. At June 30, 2001, $57.0 million, or 39.0%, of the Bank's total loans were collateralized by one-to-four family residences, substantially all of which were existing, owner-occupied, single-family residences in the Bank's primary market area.

     While the Bank offers a variety of one-to-four family residential mortgage loans with fixed or adjustable interest rates and terms of up to 30 years, substantially all of the fixed-rate loans retained in the Bank's portfolio have terms of 15 years or less. Despite the relatively low credit risks associated with the Bank's 30-year one-to-four family portfolio loans, due to the interest rate risks associated with such longer term loans, management has approved shifting the Bank's one-to-four family residential lending emphasis in the future away from the origination of such loans for the Bank's portfolio and toward the origination of such loans for sale. Currently, it is the Bank's policy to originate all 30-year term one-to-four family residential loans in accordance with the investor's underwriting guidelines and to sell all such originations promptly to investors, servicing released. Such loan originations and sales have become significant. One-to-four-family residential loans originated during the year totaled $29.1 million with $12.7 million or 43.7% of originations sold or to be sold in the secondary market. The Bank will continue to make non-conforming loans to be held in the Bank's portfolio. Management expects to continue these policies in the future.

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

     From time to time, the Bank makes loans to individuals for construction of one-to-four family owner-occupied residences located in the Bank's primary market area, with such loans usually converting to permanent financing upon completion of construction. At June 30, 2001, the Bank's loan portfolio included $4.2 million of loans collateralized by one-to-four family properties under construction, some of which were construction/permanent loans structured to become permanent loans upon the completion of construction and some of which were interim construction loans structured to be repaid in full upon completion of construction and receipt of permanent financing. The Bank also offers loans to qualified builders for the construction of one-to-four family residences located in the Bank's primary market area. Because such homes are intended for resale, such loans are generally not covered by permanent financing commitments by the Bank. All construction loans are collateralized by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans are underwritten in accordance with the same requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to nine months, during which period the borrower may be required to make monthly interest payments. Borrowers must satisfy all credit requirements that would apply to the Bank's permanent mortgage loan financing prior to receiving construction financing for the subject property. Construction financing generally is considered to involve a higher degree of risk of loss than financing on existing properties. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's primary market area, and by requiring the involvement of qualified builders.

     COMMERCIAL AND MULTI-FAMILY REAL ESTATE LENDING. The Bank offers commercial and multi-family real estate loans in order to benefit from the higher interest rates than could be obtained from investment securities. The Bank has offered commercial and multi-family loans for years with many of such loans having been indirectly originated and underwritten by the Bank through a broker in the Memphis, Tennessee area with whom the Bank has had a long and successful relationship. It is anticipated that the Bank will continue to make loans through this method as opportunities arise, but management also has increased the Bank's emphasis on the direct origination of commercial and multi-family real estate loans, particularly in central Arkansas.

     Most of the Bank's commercial and multi-family real estate loans are collateralized by properties located in communities within Arkansas that have experienced significant growth in recent years. The Bank's emphasis on increasing this portfolio resulted in the addition to the Bank's staff of commercial and multi-family real estate loan originators who work closely with borrowers and various members of the commercial real estate industry throughout Arkansas. As opportunities for originations of such loans have increased, the
Bank  has  been  expanding  its  loan  underwriting  and  servicing  staff.  All commercial and multi-family loans above loan officers' approved lending authorities are reviewed and approved by the Bank's lending committees at the headquarters in Camden prior to any funding or the issuance of any binding commitment by the Bank.

     The Bank's commercial real estate loans may be collateralized by offices, warehouses, shopping centers, land, nursing homes, single-family subdivision developments and other income-producing and commercial properties. Multi-family real estate loans are collateralized by greater than one-to-four family residential properties. At June 30, 2001, the Bank had 273 commercial real estate, construction commercial real estate, land, and multi-family loans, with an average loan balance of approximately $211,000. At that date, 50 of these loans totaling approximately $8.7 million were collateralized by properties outside Arkansas, and none of these out-of-market loans were classified by management as substandard, doubtful or loss or designated by management as special mention. Management expects the Bank to continue making these out-of-market loans from time to time as opportunities arise.

     The Bank's commercial and multi-family real estate loans generally are limited to loans not exceeding $3,500,000 on properties located either in Arkansas or other areas selected by management and approved by the Board of Directors, with terms of up to 20 years and loan-to-value ratios of up to 80%. Interest rates may be fixed for up to 20 years. Under certain circumstances, these longer-term loans may be match funded with similar term FHLB advances to reduce interest rate risk.

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

     CONSUMER LENDING. The Bank's consumer loans primarily consist of loans collateralized by savings deposits at the Bank, and automobiles. These loans totaled $2.5 million and $6.8 million, respectively, at June 30, 2001. Management plans to continue the expansion of the Bank's consumer lending activities in the future as part of management's plan to provide a wider range of financial services while increasing the Bank's portfolio yields and improving its asset/liability management.

     The Bank makes certificate of deposit loans for up to 100% of the balance of the account. The interest rate on these loans typically is fixed at least three percentage points above the rate paid on a deposit at the Bank or four percentage points above the rate paid on a deposit at another institution, with the maturity and payment frequency matched to the terms of the deposit. The account must be pledged as collateral to secure the loan.

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

     COMMERCIAL BUSINESS LENDING. The Bank currently offers working capital loans, floor plan loans to dealers of automobiles and recreational vehicles, and business equipment loans. At June 30, 2001, the Bank's commercial business loans totaled $11.3 million and primarily consisted of recreational vehicle floor plan loans, inventory loans, and equipment loans. At that date, the Bank had two commercial business loans with outstanding commitments exceeding $500,000. One loan is collateralized by a floor plan of recreational vehicles, and the other is collateralized by inventory and accounts receivable of a furniture store.

     Commercial business loans generally involve more risk than single family residential loans. In underwriting commercial business loans, the Bank considers the obligor's credit history, an analysis of the obligor's income, expenses and ability to repay the obligation and the value of the collateral.

     LOAN SOLICITATION AND PROCESSING. The Bank's loan originations are derived from a number of sources, including referrals by realtors, builders, depositors, borrowers and mortgage brokers as well as walk-in customers. The Bank's solicitation programs consist of calls by the Bank's officers, branch presidents and other responsible employees to local realtors, builders, commercial businesses, and advertisements in local newspapers and billboards and radio broadcasts. The Bank's loan officers, including corporate lending staff, as well as branch presidents originate loans. Loan applications are accepted at each of the Bank's offices and, depending on the loan type and amount, may be processed and underwritten at the originating office or forwarded to the main office.

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

     The Board of Directors has the overall responsibility and authority for general supervision of the Bank's loan policies. The Board has established written lending policies for the Bank. The Bank's officers and loan committees approve loans up to specified limits above which the approval of the Board is required. Loan applicants are promptly notified of the decision of the Bank. It has been management's experience that substantially all approved loans are funded.

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

     The Bank receives fees in connection with loan commitments and originations, loan modifications, late payments and changes of property ownership and for miscellaneous services related to its loans. Loan origination fees are calculated as a percentage of the loan principal. The excess, if any, of loan origination fees over direct loan origination costs is deferred and accreted into income over the contractual life of the loan using the level yield method. If costs exceed fees, the excess is deferred and amortized to expense over the loan's contractual life using the level yield method. If a loan is prepaid, refinanced, or sold, all remaining deferred fees/costs with respect to such loan are taken into income or recognized in expense at such time.

     COLLECTION POLICIES. When a borrower fails to make a payment on a loan, the Bank generally takes prompt steps to have the delinquency cured and the loan restored to current status. Once the payment grace period has expired (in most instances 15 days after the due date), a late notice is mailed to the borrower, and a late charge is imposed, if applicable. If payment is not promptly received, a second notice is sent 15 days after the expiration of the grace period. If the loan becomes 30 days delinquent, the borrower is contacted, and efforts are made to formulate an affirmative plan to cure the delinquency. If a loan becomes 60 days delinquent, the loan is reviewed by the Bank's management, and if payment is not made, management may pursue foreclosure, repossession, or other appropriate action. If a loan remains delinquent 90 days or more, the Bank generally initiates foreclosure proceedings.

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

     Management regularly reviews the Bank's assets to determine whether assets require classification or re-classification, and the Board of Directors reviews and approves all classifications. The Bank contracts with a third-party professional to perform loan reviews generally on a semi-annual basis, including classification of assets and an assessment of the adequacy of the loan loss reserve. The most recent third party loan reviews were as of April 30, 2001, and June 30, 2000. As of June 30, 2001, the Bank had $50,573 of assets classified doubtful, $2,435,120 of assets classified substandard, and $1.4 million of assets designated as special mention. The Bank's total adversely classified assets represented approximately 0.9% of the Bank's total assets and 8.1% of the Bank's tangible regulatory capital plus allowance for loan loss at June 30, 2001. At that date, a majority of the Bank's adversely classified assets were one-to-four family residences in the Bank's primary market area. At June 30, 2001, management did not expect the Bank to incur any loss in excess of attributable existing allowances on any of the Bank's adversely classified or designated assets.

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

     At the date of foreclosure or other repossession, the Bank records the property at fair value, less estimated costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through an appraisal at the time of foreclosure. At June 30, 2001, the Bank held no properties acquired in settlement of loans for which estimated market values were unavailable. Any amount of cost in excess of fair value at foreclosure is charged-off against the allowance for loan losses. Subsequent to acquisition, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds differ from the net carrying value of the property, a gain or loss on sale of real estate is recorded.

     The banking regulatory agencies, including the OTS, have adopted a policy statement regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for checking the reasonableness of an institution's allowance for loan loss estimate compared to the average loss experience of the industry as a whole.

     Management actively monitors the Bank's asset quality and charges off loans and properties acquired in settlement of loans against the allowances for losses on such loans and such properties when appropriate and provides specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the determinations as to the appropriateness of the allowance.

     During the year ended June 30, 2001, in light of the Bank's loan portfolio review and changes in the mix of loan types, the Bank made $296,000 in provisions for loan losses bringing the total reserve for losses after net charged-off loans to $1.4 million, or 0.99% of gross loans. The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                         Year Ended June 30,
                                                ---------------------------------------------------------------------------
                                                     2001          2000            1999           1998            1997
                                                  ---------      --------        --------       --------        --------

Balance at beginning of period.................  $ 1,231,709    $1,329,201      $1,468,546     $ 1,492,473    $ 1,283,234
                                                  ----------    -----------     ----------     -----------    -----------

Loans charged-off:
  Real estate mortgage:
    One-to-four family residential.............       19,982          4,960         26,883           5,466         11,317
    Other mortgage loans.......................           --             --             --              --             --
Commercial.....................................       25,811         50,047         37,742              --             --
Consumer.......................................       55,968         44,791         79,632          43,100         11,668
                                                 -----------    -----------     ----------     -----------    -----------
Total charge-offs..............................      101,761         99,798        144,257          48,566         22,985
                                                 -----------    -----------     ----------     -----------    -----------

Recoveries:
  Real estate mortgage:
    One-to-four family residential.............        1,617             --            865              --          6,333
    Other mortgage loans.......................           --             --             --              --             --
  Commercial...................................           --             --             --              --             --
  Consumer.....................................       18,549          2,306          4,047             639          4,220
                                                 -----------    -----------     ----------     -----------    -----------
Total recoveries...............................       20,166          2,306          4,912             639         10,553
                                                 -----------    -----------     ----------     -----------    -----------

Net loans charged-off..........................       81,595         97,492        139,345          47,927         12,432
                                                 -----------    -----------     ----------     -----------    -----------

Acquisition of subsidiary......................           --             --             --              --             --
Provision for loan losses......................      296,000             --             --          24,000        221,671
                                                 -----------    -----------     ----------     -----------    -----------

Balance at end of period.......................  $ 1,446,114    $ 1,231,709     $1,329,201     $ 1,468,546    $ 1,492,473
                                                 ===========    ===========     ==========     ===========    ===========

Ratio of net charge-offs to average
  loans outstanding during the period..........     0.06 %          0.08 %         0.13 %         0.05 %          0.01 %
                                                    ======          ======         ======         ======          ======

     The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                         At June 30,
                                          -------------------------------------------------------------------------
                                                  2001                       2000                     1999
                                          ----------------------    -----------------------   ----------------------
                                                     Percent of                 Percent of              Percent of
                                                      Loans in                   Loans in                Loans in
                                                    Category to                Category to              Category to
                                          Amount    Total Loans     Amount     Total Loans    Amount    Total Loans
                                          ------    ------------    ------     -----------    ------    -----------
Allocated to:
  Real estate loans:
    One-to-four family residential...... $  480,460      39.0%    $  440,709       42.3%    $ 422,000     43.7%
    Multi-family, non-residential, and
      land..............................    570,261      45.6        551,000       43.9       603,000     44.6
  Consumer loans........................     89,360       7.7         91,000        7.7       101,000      7.3
  Commercial loans......................    255,662       7.7        149,000        6.1        82,000      4.4
  Unallocated...........................     50,371       --           --           --        121,201       --
                                         ----------     ------    ----------      -----     ---------    -----

         Total.......................... $1,446,114     100.0%    $1,231,709      100.0%    $1,329,201   100.0%
                                         ==========     =====     ==========      =====     ==========   =====
                                                            At June 30,
                                          -------------------------------------------------
                                                  1998                    1997
                                           ---------------------   ------------------------
                                                      Percent of                Percent of
                                                       Loans in                 Loans in
                                                     Category to               Category to
                                            Amount   Total Loans     Amount    Total  Loans
                                            ------   -----------     ------    ------------
Allocated to:
  Real estate loans:
    One-to-four family residential...... $  504,000    45.18%    $  954,093     61.50%
    Multi-family, non-residential, and
      land..............................    557,000    44.05        296,018     27.52
  Consumer loans........................    123,000     8.31         67,700      8.93
  Commercial loans......................     72,000     2.46         81,250      2.05
  Unallocated...........................    212,546       --         93,412       --
                                         ----------   ------     ----------    -----

         Total.......................... $1,468,546   100.00%    $1,492,473   100.00%
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

                                                                          At June 30
                                                ------------------------------------------------------------
                                                    2001         2000         1999        1998        1997
                                                  --------     --------     -------     --------    --------
Loans accounted for on a nonaccrual basis:(1)
  Real estate:
    One-to-four family residential...........   $  838,271   $ 655,988   $  462,205    $ 648,012   $ 133,386
    Other mortgage loans.....................           --          --       22,139           --          --
  Consumer...................................      137,987     102,003       81,648      138,747          --
                                                ----------   ---------   ----------    ---------   ---------
    Total....................................   $  976,258   $ 757,991   $  565,992    $ 786,759   $ 133,386
                                                ==========   =========   ==========    =========   =========

Accruing loans which are contractually past
  due 90 days or more:
  Real estate:
    One-to-four family residential...........   $   38,816   $ 140,000   $       --    $  41,770   $ 323,478
  Commercial loans...........................      161,926          --           --           --          --
  Consumer loans.............................       13,400      21,524           --           --      56,904
                                                ----------   ---------   ----------    ---------   ---------
    Total....................................   $  214,142   $ 161,524   $       --    $  41,770   $ 380,382
                                                ==========   =========   ==========    =========   =========

    Total nonperforming loans................   $1,190,400   $ 919,515   $  565,992    $ 828,529   $ 513,768
                                                ==========   =========   ==========    =========   =========

Percentage of total loans....................       0.81%       0.64%        0.46%         0.75%       0.50%
                                                    ====        ====         ====          ====        ====
Other nonperforming assets (2)...............   $  175,783   $  52,919   $   20,289    $  17,001   $  65,005
                                                ==========   =========   ==========    =========   =========
Loans modified in troubled debt restructurings  $       --   $      --   $       --    $ 392,000   $ 281,441
                                                ==========   =========   ==========    =========   =========

______________
(1) Designated nonaccrual loan payments received applied first to contractual principal; interest income recognized when contractually current.
(2)    Other nonperforming assets includes foreclosed real estate.

     During the years ended June 30, 2001 and 2000, gross interest income of $80,541 and $70,933, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the respective periods. Interest on such loans included in income during such respective periods amounted to $33,365 and $20,045, respectively.

     At June 30, 2001, management had identified approximately $1.4 million of loans which amount is not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused management to provide for increased monitoring of the ability of the borrowers to comply with present loan repayment terms, all of which was included in the Bank's adversely classified asset amounts at that date. Of this aggregate amount, approximately $859,000 was attributable to 21 one-to-four family residential loans, $389,000 was attributable to 8 commercial loans, $74,000 was attributable to two nonresidential real estate loans, and $107,000 was attributable to 17 consumer loans. At June 30, 2001, management did not expect the Bank to incur any loss in excess of attributable existing allowances on any of the Bank's assets.

INVESTMENT ACTIVITIES

     GENERAL.   The  Bank  is  permitted  under  federal  law  to  make  certain investments, including investments in securities issued by various federal agencies and state and municipal governments, savings deposits at the FHLB of Dallas, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. It may also invest, subject to certain limitations, in commercial paper rated in one of the two highest investment-rating categories of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB stock and to maintain a sufficient level of liquidity. The Bank has chosen to fulfill a portion of this requirement by investing in securities which provide liquidity.

     The Bank makes investments in order to maintain a sufficient level of liquid assets and manage cash flow, diversify its assets, obtain yield and, under prior federal income tax law, satisfy certain requirements for favorable tax treatment. The investment activities of the Bank consist primarily of investments in mortgage-backed securities and other investment securities, consisting primarily of securities issued or guaranteed by the U.S. government or agencies thereof and state and municipal securities. Typical investments include federally sponsored agency mortgage pass-through and federally sponsored agency and mortgage-related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank's investment policy. The Bank performs analyses on securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Securities purchases are approved by the Bank's Investment Committee, and the Board of Directors reviews all securities transactions on a monthly basis.

     Securities designated as "held to maturity" are those assets which the Bank has the ability and intent to hold to maturity. The "held to maturity" investment portfolio is carried at amortized cost. Securities designated as "available for sale" are those assets which the Bank might not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in stockholders' equity.

     Mortgage-backed securities typically represent an interest in a pool of fixed-rate or adjustable-rate mortgage loans, the principal and interest payments on which are passed from the mortgage borrowers to investors such as the Bank. Mortgage-backed security sponsors may be private companies or quasi-governmental agencies such as FHLMC, FNMA and GNMA, which guarantee the payment of principal and interest to investors. Mortgage-backed securities can represent a proportionate participation interest in a pool of loans or, alternatively, an obligation to repay a specified amount collateralized by a pool of loans (commonly referred to as a "collateralized mortgage obligation," or "CMO"). Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the credit enhancements that back them. They are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. The Bank's mortgage-backed securities portfolio primarily consists of seasoned securities either issued by one of the quasi-governmental agencies or rated in one of the top two categories by a recognized rating organization.

     All of the Bank's privately issued securities were rated "AA" or higher by a nationally recognized credit rating agency at the time of purchase. Management regularly monitors the ratings of the Bank's privately issued holdings by reference to nationally published rating media and by communication with the issuer when necessary. At June 30, 2001, no privately issued securities were rated below AA except as follows:

                A Citicorp Mortgage, Inc. REMIC Pass-Through Class A Certificate was rated "CAA1" by Moody. The grade reflects deterioration in the performance of the mortgage pools underlying the security. At June 30, 2001, the Bank estimated the value of the security at approximately $54,000 less than its face value. The Bank's carrying value for this security at that date was approximately $192,709 after recognition of impairment loss.

                A DLJ Mortgage Acceptance Corp. Pass-Through Class A-3 Certificate was rated "CAA2" by Moody. The grade reflects deterioration in the performance of the mortgage pools underlying the security. As of June 30, 2001, the deterioration affected the credit support and not the principal or interest of the security itself. Management had not identified any expected losses on principal or interest on the security as of that date. The Bank's carrying value for this security at that date was $352,158.

     The Bank's privately issued securities consist of collateralized mortgage obligations (CMOs) and mortgage pass-through securities. At June 30, 2001, all of the privately issued securities had adjustable interest rates with a weighted average yield of 6.88% and a weighted average term to maturity of 19.3 years. The carrying value of the privately issued securities was $3,058,540 or 3.5% of the mortgage-backed securities and CMOs at that date. None of the privately issued securities are insured or guaranteed by FHLMC or FNMA.

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

     The following table sets forth information regarding carrying values of the Company's investment securities at the dates indicated. All securities are held as available for sale.

                                                                                 At June 30,
                                                                ---------------------------------------------------
                                                                    2001                2000             1999
                                                                 -----------        ------------    -------------
Securities available for sale:
   U.S. government and agencies...............................  $    1,900,448    $     5,880,903  $     6,368,125
   Municipal securities.......................................      30,197,186         28,201,198       26,704,416
   Collateralized mortgage obligations........................      12,159,483         11,805,058       12,346,191
   Other mortgage-backed securities...........................      75,784,260         86,602,281      101,640,582
   Equity securities..........................................          40,800             53,625           60,375
                                                                --------------    ---------------  ---------------
                                                                $  120,082,177    $   132,543,065  $   147,119,689
                                                                ==============    ===============  ===============

     The following table sets forth information regarding scheduled maturities of the Company's investment portfolio at June 30, 2001. Yields on municipal securities are not tax-effected.

                                       One Year or Less    One to Five Years    Five to Ten Years
                                    --------------------  ------------------   -------------------
                                    Carrying    Average   Carrying   Average   Carrying    Average
                                     Value      Yield      Value      Yield      Value      Yield
                                    -------    -------    -------    -------   --------    -------
   U.S. government and agencies     $    --     -- %     $1,900,448    6.28%   $       --      --%
   Municipal securities                  --     --               --      --     1,161,263    5.16
   Collateralized mortgage
      obligations                        --     --               --      --       515,835    7.11
   Other mortgage-backed securities   8,742    9.36       2,260,401    6.66     6,198,695    6.51
                                    ------               ----------            ----------
      Total                         $ 8,742    9.36%     $4,160,849    6.49%   $7,875,793    6.35%
                                    =======    ====      ==========    ====    ==========    ====
   Equity securities

                                     More than Ten Years        Total Investment Portfolio
                                     -------------------    --------------------------------
                                      Carrying   Average    Carrying      Market     Average
                                       Value     Yield       Value        Value       Yield
                                      --------   -------    -------       -----      -------
   U.S. government and agencies     $         --    --%   $  1,900,448  $  1,900,448   6.28%
   Municipal securities               29,035,923  4.98      30,197,186    30,197,186   4.99
   Collateralized mortgage
      obligations                     11,643,648  6.47      12,159,483    12,159,483   6.50
   Other mortgage-backed securities   67,316,422  6.40      75,784,260    75,784,260   6.42
                                    ------------           -----------
      Total                         $107,995,993  6.03%    $120,041,377  $120,041,377  6.07%
                                    ============  ====     ============  ============  ====
   Equity securities                                             40,800        40,800
                                                           ------------  ------------
                                                           $120,082,177  $120,082,177
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

     The following table sets forth information regarding interest-bearing average deposit balances and rates during the periods presented.

                                                                   Year Ended June 30,
                                          -----------------------------------------------------------------------
                                                  2001                     2000                        1999
                                          -------------------       ------------------        -------------------

                                          Average    Average        Average    Average        Average    Average
                                          Balance      Rate         Balance      Rate         Balance      Rate
                                          -------    --------       -------    --------       -------    --------
NOW accounts..........................  $ 31,662,439  3.54%     $ 14,170,075     1.73%      $ 10,505,515   1.46%
Money market savings deposits.........     6,967,070  3.72        16,093,630     3.84         20,474,110   3.57
Savings deposits - statement..........     6,774,023  2.43         7,955,898     2.58          7,325,746   2.81
Certificates of deposit...............   106,806,416  5.76       104,443,704     5.21        103,414,235   5.35
                                        ------------  ----      ------------     ----       -------------  ----
    Total.............................  $152,209,948  5.06%     $142,663,307     4.56%      $141,719,606   4.67%
                                        ============  ====      ============     ====       ============   ====

     The following table sets forth information regarding changes in dollar amounts of deposits in various types of accounts offered by the Bank between the dates indicated.

                                   Balance at                                Balance at
                                    June 30,       % of       Increase        June 30,        % of     Increase
                                     2001        Deposits    (Decrease)        2000         Deposits   (Decrease)
                                  -----------    --------    ----------     -----------     --------   ----------
NOW accounts ................   $  38,055,320     23.60%   $  14,501,854    $  23,553,466     16.26%   $11,141,534
Money market savings deposits       5,733,865      3.56       (3,626,326)       9,360,191      6.46     (8,259,150)
Savings deposits - statement        6,903,036      4.28         (627,396)       7,530,432      5.20       (441,015)
Certificates of deposit .....     110,592,958     68.56        6,163,976      104,428,982     72.08     (3,864,896)
                                -------------    ------    -------------    -------------    ------    -----------
                                $ 161,285,179    100.00%   $  16,412,108    $ 144,873,071    100.00%   $(1,423,527)
                                =============    ======    =============    =============    ======    ===========
                                  Balance at
                                    June 30,      % of
                                     1999       Deposits
                                  -----------   --------
NOW accounts ................    $ 12,411,932     8.49%
Money market savings deposits      17,619,341    12.04
Savings deposits - statement        7,971,447     5.45
Certificates of deposit .....     108,293,878    74.02
                                 ------------   ------
                                 $146,296,598   100.00%
                                 ============   ======

     The following table sets forth information regarding certificates of deposits classified by rates at the dates indicated.

                                                                               At June 30,
                                                                 ------------------------------------------
                                                                   2001           2000             1999
                                                                 --------        -------         ----------
 3.25 -5.99%.................................................   $ 77,451,889    $ 68,258,761    $107,158,894
 6.00 -7.99%.................................................     33,141,069      36,170,221       1,134,984
                                                                ------------    ------------    ------------
                                                                $110,592,958    $104,428,982    $108,293,878
                                                                ============    ============    ============

     The following table sets forth information regarding amounts and maturities of certificates of deposits at June 30, 2001.

                                                         Amount Due
                                  -------------------------------------------------------
                                  Less Than
Rate                              One Year        1-2 Years      2-3 Years       Total
----                              ----------      ---------      ---------       -----
 3.25 - 5.99%..................  $62,900,440     $11,780,163    $2,771,286   $ 77,451,889
 6.00 - 7.99%..................   23,641,338       7,187,915     2,311,816     33,141,069
                                 -----------     -----------    ----------   ------------
                                 $86,541,778     $18,968,078    $5,083,102   $110,592,958
                                 ===========     ===========    ==========   ============

     The  following   table  sets  forth   information   regarding   amounts  of
certificates of deposit of $100,000 or more by time remaining until maturity at June 30, 2001.
                                                            Certificates
               Maturity Period                               of Deposit
               ---------------                              ------------

               Three months or less.......................  $  4,852,596
               Over three through six months..............     3,037,539
               Over six through 12 months.................     5,715,876
               Over 12 months.............................     3,027,079
                                                            ------------
                   Total..................................  $ 16,633,090
                                                             ===========

     The following table sets forth information regarding savings activities of the Bank for the periods indicated.

                                                                              Year Ended June 30,
                                                                 -------------------------------------------------
                                                                   2001              2000                  1999
                                                                 --------           --------              ------
Net increase (decrease) before
  interest credited.........................................   $    8,676,800     $   (8,032,919)    $   (2,521,766)
Interest credited...........................................        7,735,308          6,609,392          6,887,034
                                                               --------------     --------------     --------------
    Net increase (decrease) in
      savings deposits......................................   $   16,412,108     $   (1,423,527)    $    4,365,268
                                                                =============     ==============     ==============

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

     The following table sets forth certain information regarding borrowings by the Bank for the periods indicated. Averages are based on monthly balances.

                                                                               Year Ended June 30,
                                                                 --------------------------------------------------
                                                                   2001               2000               1999
                                                                 --------           --------           --------
Amounts outstanding at end of period:
  FHLB advances...............................................  $  91,915,694   $ 115,609,029      $104,523,419
  Weighted average rate.......................................          5.88%            6.07%             5.63%

Maximum amount of borrowings outstanding at any month end:
  FHLB advances...............................................  $ 114,694,903   $ 117,040,406      $104,523,419

Approximate average borrowings during the year
 outstanding with respect to:
  FHLB advances...............................................  $ 105,619,861   $ 112,554,831      $ 95,124,165
  Weighted average rate.......................................          6.03%          5.85%              5.73%

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in non-savings institution service corporation subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 2001 on a consolidated basis the Bank was authorized to invest up to approximately $5.7 million in the stock of or loans to such subsidiaries, including the additional 1% investment for community inner-city and community development purposes. The Bank has one subsidiary service corporation, HCB Properties, Inc., which was formed in August 1996 to hold certain properties acquired by the Bank for possible future expansion, because the properties are larger than the Bank's anticipated expansion needs, and it is expected that portions of the properties eventually will be sold. At June 30, 2001, the Bank's aggregate investment in, and loans to, the subsidiary service corporation totaled $580,928.

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

     The FHLB of Dallas serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB of Dallas. Long-term advances may only be made for the purpose of providing funds for residential housing finance and small businesses, small farms and small agri-businesses. At June 30, 2001, the Bank had $91.9 million in advances outstanding with the FHLB of Dallas. See " -- Deposit Activity and Other Sources of Funds -- Borrowings."

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

     Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and depository institutions or their holding companies). As of June 30, 2001, the Bank had $580,928 investments in, or extensions of credit to, non-includable subsidiaries.

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

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged savings deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the institution's general loan loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and equity investments other than those deducted from core and tangible capital. At June 30, 2001, the Bank $580,928 equity investments for which OTS regulations require a deduction from total capital.

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

     The table below presents the capital position of the Bank relative to its various regulatory capital requirements at June 30, 2001.

                                                                                    Percent of
                                                                Amount              Assets(1)
                                                                ------              ---------
                                                                  (Dollars in thousands)

             Tangible capital...............................    $  29,132               10.20%
             Tangible capital requirement...................        4,282                1.50
                                                                  -------              ------
                Excess......................................    $  24,850                8.70%
                                                                  =======              ======

             Core capital...................................    $  29,132               10.20%
             Core capital requirement.......................       11,420                4.00
                                                                  -------              ------
                Excess......................................    $  17,712                6.20%
                                                                  =======              ======

             Total capital..................................    $  30,578               22.17%
             Risk-based capital requirement.................       11,032                8.00
                                                                  -------              ------
                Excess.....................................     $  19,546               14.17%
                                                                  =======               =====

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

     The SAIF deposit insurance assessment rates set by the FDIC range from zero for "well capitalized" institutions with the highest supervisory ratings to 0.27% of insured savings deposits for institutions in the highest risk-based premium category. Until December 31, 1999, SAIF-insured institutions were required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, Bank Insurance Fund ("BIF") members were assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members are assessed at the same rate for FICO payments.

     The FDIC has adopted a regulation which provides that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. The FDIC, however, would not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate. Tier 1 capital is defined as the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than mortgage servicing rights and qualifying supervisory goodwill eligible for inclusion in core capital under OTS regulations, and minus identified losses and investments in certain securities subsidiaries. Insured depository institutions with Tier 1 capital equal to or greater than 2% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that in considering applications that must be submitted to it by savings institutions, the FDIC will take into account whether the institution is meeting with the Tier 1 capital requirement for state non-member banks of 4% of total assets for all but the most highly rated state non-member banks.

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves equal to 3% on transaction accounts of up to $42.8 million plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets.

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

     Under the OTS regulation implementing the prompt corrective action provisions of FDICIA, the OTS measures an institution's capital adequacy for purposes of the prompt corrective action rules on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). An institution that is not subject to an order or written directive to meet or maintain a specific capital level is deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6% or greater; and (iii) a leverage ratio of 5% or greater. An "adequately capitalized" savings institution is an institution that does not meet the definition of well capitalized and has:
(i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 capital risk-based ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater (or 3% or greater if the savings institution has a composite 1 CAMELS rating). An "undercapitalized institution" is an institution that has (i) a total risk-based capital ratio less than 8%; or (ii) a Tier 1 risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4% (or 3% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as an institution that has: (i) a total risk-based capital ratio of less than 6%; or (ii) a Tier 1 risk-based capital ratio of less than 3%; or (iii) a leverage ratio of less than 3%. A "critically undercapitalized" savings institution is defined as an institution that has " tangible equity" of less than 2%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically-undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. As of June 30, 2001, the Bank was classified as "well capitalized" under the prompt corrective action regulations.

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

     Additionally, the federal banking agencies, including the OTS and Federal Reserve Board, have issued guidelines relating to asset quality and earnings. Under the proposed guidelines, an FDIC-insured depository institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards would not have a material effect on the Bank's operations.

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

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions became effective in July 2001.

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

     ACTIVITIES RESTRICTIONS. The Board of Directors of Bancshares presently intends to continue operating as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company if the savings and loan holding company was formed prior to May 4, 1999. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by such savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. If the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "Regulation of the Bank -- Qualified Thrift Lender Test."

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

     OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal institution may not establish an out-of-state branch unless (i) the federal institution qualifies as a QTL or as a "domestic building and loan association" under Section 7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the institution in the state would qualify such branches taken as a whole for treatment as a QTL or as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of banking holding companies. Federal savings institutions generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act in connection with any branch application.

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

EMPLOYEES

     As of June 30, 2001, the Bank had 99 full-time equivalent employees, none of whom was represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

ITEM 2.  PROPERTIES

     The following table sets forth information regarding the Bank's offices at June 30, 2001.

                                  YEAR           OWNED OR                     APPROXIMATE
                                 OPENED           LEASED     BOOK VALUE      SQUARE FOOTAGE
                                 ------          --------    ----------      --------------
Main Office:

237 Jackson Street, SW            1933            Owned      $   259,695        12,000
Camden, Arkansas

Corporate Office:

313 Jefferson Street SW           2000            Leased              --         1,000
Camden, Arkansas

Branch Offices:

4937 Highway 5 North              2000            Owned      $ 1,748,463         6,500
Bryant, Arkansas

1125 Fairview Road, SW
Suite 208                         1981            Owned      $   148,184         1,200
Camden, Arkansas

610 West 4th Street               1969            Owned      $   781,673         3,500
Fordyce, Arkansas

473 Highway 425 North             1996            Owned      $ 1,222,805         7,400
Monticello, Arkansas

108 South Main                    1996            Owned      $ 1,054,932         5,500
Sheridan, Arkansas

     In addition to the offices described above, at June 30, 2001 the Bank held four other properties located in various communities within the Bank's primary market area. These properties were acquired for possible future construction of additional offices and related facilities. If certain of the properties are beyond the Bank's foreseeable needs for facilities usage, portions of those properties may be sold by the Bank, though such a sale is not currently planned. At June 30, 2001, the aggregate net book value of these properties totaled $1,258,077 of which $314,189 was classified as held for resale. It is anticipated that in the future management may determine to expand the Bank's network of banking facilities by installing ATMs in existing or new banking facilities, by building branches or other facilities on the properties held by the Bank, by acquiring other facilities or sites and/or by acquiring banks or other financial companies with their own facilities.

     The book value of the Bank's aggregate investment in properties, premises and equipment totaled approximately $7.6 million at June 30, 2001. See Note 7 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for June 30, 2001.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 2001, except as set forth below, there were no legal proceedings to which the Company was a party, or to which any of its property was subject, which were expected by management to result in a material loss to the Company. In addition, there were no pending regulatory proceedings to which the Company or any of its properties was a party, which were expected to result in a material loss.

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

     The Company and the other defendants moved to dismiss the complaint. The federal district court granted the motion on March 31, 2001, but allowed plaintiffs 30 days from the date of the order to file an amended class action complaint. On August 28, 2001, the Company was informed by the federal district court that the case was dismissed with prejudice on August 27, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June 30, 2001.

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

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders (the "Proxy Statement") which will be filed within 120 days of the Company's fiscal year end and is incorporated herein by reference.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

          (1)  Financial  Statements.   The  following   consolidated  financial
statements are incorporated by reference from Item 8 hereof:

               Independent Auditors' Report

               Consolidated Statements of Financial Condition as of June 30, 2001 and 2000

               Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2001, 2000 and 1999

               Consolidated Statements of Stockholders' Equity for the years ended June 30, 2001, 2000 and 1999

               Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999

               Notes to Consolidated Financial Statements for the years ended June 30, 2001, 2000 and 1999


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

      4            Form of Common Stock Certificate of HCB Bancshares, Inc. *

      10.1         Form of HCB Bancshares, Inc. 1997 Stock Option and Incentive
                   Plan *+

      10.2 Form of HCB Bancshares, Inc. Management Recognition Plan and Trust Agreement *+

      10.3(a) Employment Agreements by and between Heartland Community Bank and Vida H. Lampkin and Cameron D. McKeel *+

      10.3(b) Employment Agreements by and between HCB Bancshares, Inc. and Vida H. Lampkin and Cameron D. McKeel **+

      10.4(a) Change-in-Control Protective Agreement between Heartland Community Bank and William C. Lyon *+

      10.4(b) Change-in-Control Protective Agreement between HCB Bancshares, Inc. and William C. Lyon *+

      10.5 Heartland Community Bank Directors' Retirement Plan, as amended*+

      10.6(a) Change-in-Control Protective Agreement between Heartland Community Bank and Scott A. Swain *+

      10.6(b) Change-in-Control Protective Agreement between HCB Bancshares, Inc. and Scott A. Swain *+

      10.7*** Standstill Agreement, dated August 29, 2001, by and among HCB Bancshares, Inc. and Stilwell Value Partners IV, L.P., Stilwell Associates, L.P., Stilwell Value LLC and Joseph Stilwell

      13           Annual Report to Security Holders

      21           Subsidiaries

      23           Consent of Deloitte & Touche LLP
___________
* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-19093).
** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 0-22423)
*** Incorporated by reference to the Company's Current Report on Form 8-K filed on September 5, 2001 (File No. 0-22423)
+    Management contract or compensatory plan or arrangement.


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

                                      HCB BANCSHARES, INC.


Date: September 28, 2001              By: /s/ Cameron D. McKeel
                                           -------------------------------------
                                           Cameron D. McKeel
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By: /s/ Cameron D. McKeel                                     September 28, 2001
    --------------------------------------------------------
       Cameron D. McKeel
       Director, President and Chief Executive Officer
       (Principal Executive Officer)

By: /s/ Scott A. Swain                                        September 28, 2001
    ----------------------------------------------------
       Scott A. Swain
       Senior Vice President and Chief Financial Officer
       (Principal Financial and Accounting Officer)

By: /s/ Vida H. Lampkin                                       September 28, 2001
    ---------------------------------------------------
       Vida H. Lampkin
       Chairman of the Board


By:
    ---------------------------------------------------
      Ned Ray Purtle
      Director


By: /s/ Bruce D. Murry                                        September 28, 2001
    ---------------------------------------------------
       Bruce D. Murry
       Director


By: /s/ Carl E. Parker, Jr.                                   September 28, 2001
    ----------------------------------------------------
       Carl E. Parker, Jr.
       Director


By:
    ---------------------------------------------------
       F. Michael Akin
       Director


By: /s/ Clifford Steelman                                     September 28, 2001
    ----------------------------------------------------
       Clifford Steelman
       Director