Form 10-Q
period 2001-09-30
HCB BANCSHARES INC
filed 2001-11-14
CIK 1029740

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

Mark One
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001.

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-22423

                              HCB BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              OKLAHOMA                                            62-1670792
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

237 Jackson Street, Camden, Arkansas                            71701
----------------------------------------                      ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,901,929 shares of common stock outstanding as of October 31, 2001.

CONTENTS



PART I.  FINANCIAL INFORMATION
         ---------------------

         Item 1.   Condensed Consolidated Financial Statements

                   Condensed Consolidated Statements of Financial Condition
                      at September 30, 2001 (unaudited) and June 30, 2001

                  Condensed Consolidated Statements of Income and Comprehensive
                      Income for the Three Months Ended September 30, 2001 and 2000 (unaudited)

                  Condensed Consolidated Statements of Cash Flows for the Three
                      Months Ended September 30, 2001 and 2000 (unaudited)

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


SIGNATURES

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2001 (UNAUDITED) and JUNE 30, 2001
--------------------------------------------------------------------------------

                                                                            SEPTEMBER 30,
                                                                                 2001                  JUNE 30,
ASSETS                                                                        (UNAUDITED)                2001
                                                                             ---------------           --------
Cash and due from banks                                                     $    3,476,243        $    3,302,540
Interest-bearing deposits with banks                                             5,757,176            15,107,481
                                                                              ------------          ------------

Cash and cash equivalents                                                        9,233,419            18,410,021
Investment securities available for sale, at fair value                        121,727,667           120,082,177
Loans receivable, net of allowance                                             135,556,190           131,651,421
Accrued interest receivable                                                      1,899,098             2,017,188
Federal Home Loan Bank stock                                                     4,718,100             4,735,800
Premises and equipment, net                                                      7,459,262             7,564,681
Goodwill, net                                                                      187,500               206,250
Real estate held for sale                                                          462,963               398,132
Other assets                                                                     1,597,509             2,532,980
                                                                              ------------          ------------
TOTAL                                                                       $  282,841,708        $  287,598,650
                                                                              ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Deposits                                                                  $  160,571,776        $  161,285,179
  Federal Home Loan Bank advances                                               88,169,780            91,915,694
  Advance payments by borrowers for
     taxes and insurance                                                           241,398               199,470
  Accrued interest payable                                                         902,310               972,900
  Note payable                                                                          --                80,000
  Other liabilities                                                              1,136,793             1,211,073
                                                                              ------------          ------------

                                     Total liabilities                         251,022,057           255,664,316
                                                                              ------------          ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares authorized,
    2,645,000 shares issued, 1,805,629 and 1,935,445 shares
    outstanding at September 30, 2001 and June 30, 2001, respectively               26,450                26,450
  Additional paid-in capital                                                    25,880,618            25,914,132
  Unearned ESOP shares                                                          (1,005,100)           (1,058,000)
  Unearned MRP shares                                                             (145,530)             (155,601)
  Accumulated other comprehensive income (loss)                                  1,276,177               (59,600)
  Retained earnings                                                             14,433,580            14,256,684
                                                                              ------------          ------------

                                                                                40,466,195            38,924,065

Treasury stock, at cost, 839,371 and 709,555 shares at
  September 30, 2001, and June 30, 2001, respectively                           (8,646,544)           (6,989,731)
                                                                              -------------         -------------

                                     Total stockholders' equity                 31,819,651            31,934,334
                                                                              ------------          ------------

TOTAL                                                                       $  282,841,708        $  287,598,650
                                                                              ============          ============


  See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                            2001      (UNAUDITED)      2000
                                                            ----                       ----
INTEREST INCOME:
  Interest and fees on loans                           $    2,803,304             $   2,919,182
  Investment securities:
     Taxable                                                1,373,940                 1,677,174
     Nontaxable                                               382,707                   382,480
  Other                                                       140,790                   113,822
                                                           ----------                ----------

        Total interest income                               4,700,741                 5,092,658
                                                           ----------                ----------

INTEREST EXPENSE:

  Deposits                                                  1,711,601                 1,879,637
  Federal Home Loan Bank advances                           1,326,236                 1,743,645
  Note payable                                                  1,000                     2,500
                                                           ----------                ----------

        Total interest expense                              3,038,837                 3,625,782
                                                           ----------                 ---------

NET INTEREST INCOME                                         1,661,904                 1,466,876

PROVISION FOR LOAN LOSSES                                      60,000                   116,000
                                                           ----------                ----------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                          1,601,904                 1,350,876
                                                           ----------                ----------

NONINTEREST INCOME:
  Service charges on deposit accounts                         247,529                   163,224
  Other                                                       127,197                   160,285
                                                           ----------                ----------

        Net noninterest income                                374,726                   323,509
                                                           ----------                ----------

NONINTEREST EXPENSE:
  Salaries and employee benefits                              952,528                   980,778
  Net occupancy expense                                       276,859                   232,020
  Communication, postage, printing and office supplies        107,041                    86,445
  Advertising                                                  56,142                    56,850
  Data processing                                              81,089                    79,683
  Professional fees                                           121,930                   158,676
  Amortization of goodwill                                     18,750                    18,750
  Other                                                       101,008                    92,087
                                                           ----------                ----------

        Total noninterest expense                           1,715,347                 1,705,289
                                                           ----------                ----------

INCOME (LOSS) BEFORE INCOME TAXES                             261,283                   (30,904)

INCOME TAX PROVISION (BENEFIT)                                (24,000)                 (107,000)
                                                           -----------               -----------

NET INCOME                                              $     285,283              $     76,096
                                                           ----------                ----------

                                                                                        (Continued)

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                            2001      (UNAUDITED)      2000
                                                            ----                       ----
OTHER COMPREHENSIVE INCOME,
  NET OF TAX:
  Unrealized holding gain on securities arising
    during period                                      $    1,335,777             $     924,052
  Reclassification adjustment for gains
    included in net income                                         --                        --
                                                          -----------               -----------

        Other comprehensive income                          1,335,777                   924,052
                                                          -----------               -----------

COMPREHENSIVE INCOME                                   $    1,621,060             $   1,000,148
                                                          ===========               ===========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                             1,768,494                 1,918,473
                                                          ===========               ===========

EARNINGS PER SHARE:
  Basic                                                     $ 0.16                    $ 0.04
                                                              ====                      ====
  Diluted                                                   $ 0.15                    $ 0.04
                                                              ====                      ====

DIVIDENDS PER SHARE                                         $ 0.06                    $ 0.06
                                                              ====                      ====

                                                                                          (Concluded)

See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                                      2001       (UNAUDITED)        2000
                                                                     ------                        -------
OPERATING ACTIVITIES:
  Net income                                                   $     285,283                 $      76,096
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Depreciation                                                     192,616                       165,606
    Amortization (accretion) of:
      Deferred loan origination fees                                  (3,396)                      (12,848)
      Goodwill                                                        18,750                        18,750
      Premiums and discounts on loans, net                            (1,103)                       (1,146)
      Premiums and discounts on investment securities, net            19,050                        29,507
    Provision for loan losses                                         60,000                       116,000
    Deferred income taxes                                            (24,000)                     (529,985)
    Originations of loans held for sale                           (6,208,096)                   (3,329,993)
    Proceeds from sales of loans                                   5,899,495                     3,170,915
    Stock compensation expense                                        29,457                        52,630
    Change in accrued interest receivable                            118,090                        29,495
    Change in accrued interest payable                               (70,590)                       22,052
    Change in other assets                                            27,585                       324,815
    Change in other liabilities                                      (74,280)                     (220,859)
                                                                  -----------                   -----------

            Net cash provided (used) by operating activities         268,861                       (88,965)
                                                                  ----------                    -----------

INVESTING ACTIVITIES:
  Purchases of investment securities - available for sale         (4,827,871)                           --
  Redemption (purchase) of Federal Home Loan Bank stock               17,700                      (101,900)
  Purchases of premises and equipment                                (87,197)                     (711,376)
  Proceeds from maturity of interest bearing deposits                     --                        99,000
  Loan originations, net of repayments                            (3,651,670)                   (3,522,196)
  Principal payments on investment securities                      5,430,995                     4,272,520
  Net increase in real estate held for resale                        (64,831)                           --
                                                                  -----------                   ----------

          Net cash (used) provided by investing activities        (3,182,874)                       36,048
                                                                  -----------                   ----------

                                                                                               (Continued)

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                                      2001       (UNAUDITED)        2000
                                                                     ------                        -------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                         $     (713,403)               $    3,655,804
  Advances from Federal Home Loan Bank                             2,056,000                    98,405,000
  Repayment of Federal Home Loan Bank advances                    (5,801,914)                 (101,666,525)
  Net increase in advance payments by borrowers
    for taxes and insurance                                           41,928                        40,209
  Repayment of note payable                                          (80,000)                      (80,000)
  Purchase of treasury stock                                      (1,656,813)                      (32,500)
  Dividends paid                                                    (108,387)                     (122,495)
                                                                ------------                  ------------

          Net cash (used) provided by financing activities        (6,262,589)                      199,493
                                                                ------------                  ------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                (9,176,602)                      146,576

CASH AND CASH EQUIVALENTS:
  Beginning of period                                             18,410,021                     3,349,648
                                                                ------------                  ------------

  End of period                                               $    9,233,419                $    3,496,224
                                                                ============                  ============


See accompanying notes to condensed consolidated financial statements.

                                                                                             (Concluded)

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

          The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q. Accordingly, they do not include all of the information required by generally accepted accounting principles. The unaudited statements reflect all adjustments, which are, in the opinion of management, necessary for fair presentation of the financial condition and results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. The condensed consolidated statement of income and comprehensive income for the three months ended September 30, 2001 is not necessarily indicative of the results that may be expected for the Company's fiscal year ending June 30, 2002. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2001, contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

NOTE 2 - EARNINGS PER SHARE

          The weighted average number of common shares used to calculate earnings per share for the periods ended September 30, 2001 and 2000 were as follows:

                                         Three months ended
                                            September 30,
                                           2001         2000
                                           ----         ----
  Basic weighted - average shares       1,768,494    1,918,473
  Effect of dilutive securities            74,935            0
                                       ----------   ----------
  Diluted weighted - average shares     1,843,429    1,918,473
                                       ==========   ==========

          The Company has issued stock options that have the potential to be dilutive to its weighted average shares calculation, and were dilutive for the three-months ending September 30, 2001, but were anti-dilutive for the three-months ending September 30, 2000. In addition, the Company has issued MRP shares that have the potential to be dilutive to its weighted average shares calculation, but were anti-dilutive for these three-month periods.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

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

NOTE 4 - SUBSEQUENT EVENTS DISCLOSURE

          Subsequent to September 30, 2001, the Company transferred 172,494 shares from its Stock Option Plan Trust to treasury shares. These shares were transferred at cost, or $1.90 million. The Stock Option Plan Trust has retained 110,000 shares which are included in treasury stock on the accompanying condensed consolidated statement of financial condition, are available for sale, and are managed by the trustees specifically for funding stock option benefits provided to key employees. In addition, from October 1, 2001 to October 31, 2001 the Company purchased 13,700 shares of its common stock at an average price of $12.41 and placed them in treasury shares.

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

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS AND RATES

          The following table sets forth information regarding the Company's average interest-earning assets and interest-bearing liabilities and reflects the average yield of interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. The table also presents information for the periods indicated with respect to the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, or "interest rate spread," which savings institutions have traditionally used as an indicator of profitability. Another indicator of an institution's net interest income is its "net yield on interest-earning assets," which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities. The yield on nontaxable securities has not been adjusted to a tax equivalent basis. The yield on available for sale securities is based on amortized cost. Loans on a nonaccrual basis are included in the computation of the average balance of loans receivable. Loan fees deferred and accreted into income are included in interest earned. Whenever interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

                                                                 Quarter Ended September 30,
                                          -------------------------------------------------------------------------
                                                        2001                                   2000
                                          ----------------------------------     ----------------------------------
                                                                   Average                                 Average
                                            Average       Interest   Yield/      Average       Interest     Yield/
                                            Balance     Earned/Paid   Rate       Balance      Earned/Paid    Rate
Interest-earning assets:
Loans receivable......................... $ 133,640,481 $ 2,803,304   8.39%  $ 137,116,255   $ 2,919,182     8.52%
  Investment and mortgage-backed
  securities
   Taxable...............................    88,802,737   1,373,940   6.19     102,805,285     1,677,174     6.53
   Nontaxable............................    30,492,675     382,707   5.02      28,404,468       382,480     5.39
  Other interest-earning assets..........    15,485,776     140,790   3.64       6,855,526       113,822     6.64
                                            -----------    --------   ----      ----------     ---------     ----
   Total interest-earning assets.........   268,421,669   4,700,741   7.01     275,181,534     5,092,658     7.40
                                                          ---------                            ---------
Noninterest-earning assets...............    16,057,234                         16,106,401
                                            -----------                         ----------
   Total assets.......................... $ 284,478,903                      $ 291,287,935
                                            ===========                        ===========

Interest-bearing liabilities:
  Deposits............................... $ 159,616,652    1,711,601  4.29   $ 146,665,586     1,879,637     5.13
  FHLB advances..........................    90,066,400    1,326,236  5.89     113,697,654     1,743,645     6.13
  Note payable...........................        58,261        1,000  6.87         138,261         2,500     7.23
                                            -----------    ---------  ----      ----------     ---------     ----
   Total interest-bearing liabilities....   249,741,313    3,038,837  4.87     260,501,501     3,625,782     5.57
                                                           ---------                           ---------
Noninterest-bearing liabilities..........     2,086,662                          1,816,629
                                            -----------                         ----------
   Total liabilities.....................   251,827,975                        262,318,129
Equity...................................    32,650,928                         28,969,805
                                            -----------                         ----------
   Total liabilities and equity.......... $ 284,478,903                      $ 291,287,935
                                            ===========                        ===========
Net interest income......................               $ 1,661,904                          $ 1,466,876
                                                          =========                            =========

Net interest rate spread.................                             2.14%                                  1.83%
                                                                      ====                                   ====

Net yield on interest-earning assets.....                             2.48%                                  2.13%
                                                                      ====                                   ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities                           107.48%                                105.64%
                                                                   =======                                 ======

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

                                          Quarter Ended September 30,
                                          ---------------------------
                                     2001           vs.               2000
                                 -----------------------------------------------
                                            Increase (Decrease) Due to
                                 -----------------------------------------------
                                                          Rate/
                                 Volume       Rate        Volume           Total
                                 ------       ----        ------           -----
                                                (In thousands)
                                 -----------------------------------------------
Interest income:
   Loans receivable            $   (74)     $    (43)     $    1      $  (116)
   Investment and mortgage-
     backed securities            (200)         (113)         10         (303)
   Other interest-earning
     assets                        143           (51)        (65)          27
                                 --------------------------------------------
   Total interest-earning
     assets                       (131)         (207)        (54)        (392)
                                 -----          ----        ----         ----

Interest expense:
   Deposits                        166          (307)        (27)        (168)
   FHLB advances                  (362)          (69)         14         (417)
   Note payable                     (1)           --          (1)          (2)
                                ----------------------------------------------
     Total interest-bearing
       liabilities                (197)         (376)        (14)        (587)
                                 -----          ----        ----         ----
Change in net interest
   income                       $   66      $    169      $  (40)     $   195
                                 =====          ====        ====         ====

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND JUNE 30, 2001

          The Company had consolidated total assets of $282.8 million and $287.6 million at September 30, 2001 and June 30, 2001, respectively. During the three-month period ended September 30, 2001 the Company experienced an increase in its consolidated loan portfolio from $131.7 million at June 30, 2001, to $135.6 million at September 30, 2001. During this same period, investments and mortgage-backed securities increased from $120.1 million at June 30, 2001 to $121.7 million at September 30, 2001. While investments and mortgage-backed securities increased $1.6 million for the three-month period ended September 30, 2001, there were $5.4 million in paydowns offset with purchases of $4.8 million and a $2.2 million increase in the market value of the securities.

          Deposits decreased from $161.3 million at June 30, 2001 to $160.6 million at September 30, 2001. Although the Bank's level of deposits has been sufficient to provide for adequate liquidity, the deposit market remains competitive. The outstanding balances of FHLB borrowings decreased from $91.9 million at June 30, 2001, to $88.2 million at September 30, 2001. The increase in loans and investment securities and decrease in deposits and FHLB borrowings were funded through a reduction in interest-bearing deposits with banks.

          Stockholders' equity amounted to $31.8 million at September 30, 2001, and $31.9 million at June 30, 2001. The changes in equity were primarily due to an increase in accumulated other comprehensive income offset by the purchase of treasury stock. At September 30, 2001, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

          Net Income. Net income for the three months ended September 30, 2001 was approximately $285,000 compared to net income of approximately $76,000 for the three months ended September 30, 2000. Explanations of primary changes to income and expense items follow.

          Interest Income. Interest income for the three months ended September 30, 2001 decreased approximately $392,000 compared to the three months ended September 30, 2000. The decrease in interest income was primarily due to decreases in volumes and rates of loans and investments and mortgage-backed securities. The overall yield on average interest-earning assets decreased from 7.40% for the three-months ended September 30, 2000, to 7.01% for the three-months ended September 30, 2001.

          Interest Expense. Interest expense for the three months ended September 30, 2001 decreased approximately $587,000 compared to the three months ended September 30, 2000. The decrease for the three-months ended September 30, 2001 was primarily due to decreases in rate of deposits and decreases in volume of FHLB borrowings, offset by increases in volume of deposits. The overall cost on average interest-bearing liabilities decreased from 5.57% for the three-months ended September 30, 2000, to 4.87% for the three-months ended September 30, 2001.

          As a result of the above changes, net interest income for the three months ended September 30, 2001 increased approximately $195,000 compared to the three months ended September 30, 2000. Please refer to the rate/volume analysis contained in this section. The overall net interest spread on average interest-earning assets increased 31 basis points, from 1.83% for the three-months ended September 30, 2000, to 2.14% for the three-months ended September 30, 2001.

          Provision for Loan Losses. The Bank made provisions for loan losses of $60,000 and $116,000 for the three months ended September 30, 2001 and September 30, 2000, respectively. This provision reflects management's most recent review as of September 30, 2001. The allowance for loan losses of $1.5 million represented 1.03 percent of gross outstanding loans at September 30, 2001, which compares to 0.99 percent at June 30, 2001. Nonperforming loans as of September 30, 2001, and June 30, 2001, as a percent of total loans, were 1.34% and 0.81% respectively.

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

          Noninterest Income. Noninterest income is comprised primarily of service charges on deposit accounts, and gains on the sales of loans.
Noninterest income for the three months ended September 30, 2001, was approximately $375,000 compared to approximately $324,000 for the three months ended September 30, 2000. This increase of approximately $51,000 is primarily due to growth of the Bank's checking accounts resulting in increased service charges, and increases in the deposit account fee structure.

          In light of the increasingly competitive markets for deposits and loans, management has continued the shifting of the Bank's deposit taking and loan origination activities to reflect, among other things, the importance of offering valued customer services that generate additional fee income, and it is expected that management will continue this trend for the foreseeable future.

          Noninterest Expense. The major components of noninterest expense are salaries and employee benefits paid to or on behalf of the Company's employees and directors, occupancy expense for ownership and maintenance of the Company's buildings, furniture, and equipment, data processing expenses, advertising, and professional fees paid to consultants, attorneys, and accountants. Total noninterest expense for both three month periods ended September 30, 2001 and 2000 was $1.70 million. The primary difference was a decrease in salary and benefits and professional fees, offset by increases in occupancy expense due to opening a new full service branch in Bryant, Arkansas, and increases in communication, postage, printing, and office supplies expense.

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

          Income Taxes. The effective income tax rate for the Bank for the three months ended September 30, 2001 and 2000 was (9.2%) and (346.2%), respectively. Each rate includes both federal and Arkansas tax components. The variance in the effective rate from the expected statutory rate is due primarily to tax exempt interest.

          These negative rates are a result of net tax benefit, which increases net income. These benefits are due primarily to increases in net operating loss carryforwards for income tax reporting purposes. The corresponding deferred tax asset totals approximately $1.5 million as of September 30, 2001 and June 30, 2001, respectively. The recoverability of this asset is entirely contingent upon the production of taxable income for income tax reporting purposes. Management anticipates that the Company will produce such income in the near future based on management's current forecasts of earnings and management's tax planning strategy of selling certain available for sale tax exempt securities to generate taxable income.

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

          The Bank's primary sources of funds are savings deposits, borrowed funds, proceeds from principal and interest payments on loans and mortgage-backed securities, interest payments and maturities of investment securities, and earnings. While scheduled principal repayments on loans and mortgage-backed securities and interest payments on investment securities are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions, competition, and other factors.

          At September 30, 2001, and June 30, 2001, the Company had designated all securities as available for sale. In addition to internal sources of funding, the Bank as a member of the FHLB has substantial borrowing authority with the FHLB. The Bank's use of a particular source of funds is based on need, comparative total costs, and availability.

          At September 30, 2001, the Bank had $5.8 million in commitments to originate loans (including unfunded portions of construction loans), and approximately $1.1 million in unused lines of credit. At the same date, the total amount of certificates of deposit which were scheduled to mature in one year or less was $91.8 million. Management anticipates that the Bank will have adequate resources to meet its current commitments through internal funding sources described above.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "MARKET RISK" in the Company's Annual Report on Form 10-K for the year ended June 30, 2001. There has been no material change in the Company's asset and liability position since June 30, 2001.

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

         None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

          3.2   Bylaws of HCB Bancshares, Inc., as amended.

         Reports on Form 8-K:

          The Company filed an 8-K on September 5, 2001, reporting that on August 29, 2001, its Board of Directors signed a standstill agreement with a large stockholder.

          The Company filed an 8-K on November 9, 2001, reporting that on November 2, 2001, the Company dismissed Deloitte & Touche, LLP as its independent auditors and on November 9, 2001, the Company engaged BKD, LLP as its successor independent audit firm.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HCB BANCSHARES, INC.
                                           Registrant



Date:    November 13, 2001                 By: /s/Cameron D. McKeel
                                               ------------------------
                                               Cameron D. McKeel
                                               President and Chief
                                                 Executive Officer
                                               (Duly Authorized Representative)




Date:    November 13, 2001                 By: /s/Scott A. Swain
                                               ------------------------
                                               Scott A. Swain
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)