Form 10-Q
period 2001-12-31
HCB BANCSHARES INC
filed 2002-01-28
CIK 1029740

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


Mark One
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2001.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,889,329 shares of common stock outstanding as of January 24, 2002.

                                    CONTENTS



PART I.  FINANCIAL INFORMATION
         ---------------------

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Statements of Financial Condition at
                       December 31, 2001 (unaudited) and June 30, 2001

                  Condensed Consolidated Statements of Income and Comprehensive
                       Income for the Three Months and Six Months Ended December 31, 2001 and 2000 (unaudited)

                  Condensed Consolidated Statements of Cash Flows for the Six
                       Months Ended December 31, 2001 and 2000 (unaudited)

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


SIGNATURES

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2001 (UNAUDITED) and JUNE 30, 2001
- --------------------------------------------------------------------------------

                                                                            DECEMBER 31,
                                                                                 2001                  JUNE 30,
ASSETS                                                                        (UNAUDITED)                2001
                                                                             ---------------           --------
Cash and due from banks                                                     $    4,025,758        $    3,302,540
Interest-bearing deposits with banks                                            13,053,437            15,107,481
                                                                              ------------          ------------

  Cash and cash equivalents                                                     17,079,195            18,410,021
Investment securities available for sale, at fair value                        116,546,816           120,082,177
Loans receivable, net of allowance                                             133,078,155           131,651,421
Accrued interest receivable                                                      1,927,612             2,017,188
Federal Home Loan Bank stock                                                     4,710,300             4,735,800
Premises and equipment, net                                                      7,391,321             7,564,681
Goodwill, net                                                                      168,750               206,250
Real estate held for sale                                                          954,328               398,132
Other assets                                                                     2,415,820             2,532,980
                                                                              ------------          ------------
TOTAL                                                                       $  284,272,297        $  287,598,650
                                                                              ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Deposits                                                                  $  165,248,425        $  161,285,179
  Federal Home Loan Bank advances                                               86,380,595            91,915,694
  Advance payments by borrowers for
     taxes and insurance                                                           157,589               199,470
  Accrued interest payable                                                         828,506               972,900
  Note payable                                                                          --                80,000
  Other liabilities                                                              1,165,182             1,211,073
                                                                              ------------          ------------

                                     Total liabilities                         253,780,297           255,664,316
                                                                              ------------          ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares authorized,
    2,645,000 shares issued, 1,779,329 and 1,935,445 shares
    outstanding at December 31, 2001 and June 30, 2001, respectively                26,450                26,450
  Additional paid-in capital                                                    25,894,146            25,914,132
  Unearned ESOP shares                                                            (952,200)           (1,058,000)
  Unearned MRP shares                                                             (135,459)             (155,601)
  Accumulated other comprehensive income (loss)                                     73,249               (59,600)
  Retained earnings                                                             14,562,360            14,256,684
                                                                              ------------          ------------

                                                                                39,468,546            38,924,065

Treasury stock, at cost, 865,671 and 709,555 shares at
  December 31, 2001, and June 30, 2001, respectively                            (8,976,546)           (6,989,731)
                                                                              -------------         -------------

                                     Total stockholders' equity                 30,492,000            31,934,334
                                                                              ------------          ------------

TOTAL                                                                       $  284,272,297        $  287,598,650
                                                                              ============          ============

  See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)
- --------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         DECEMBER 31, (UNAUDITED)          DECEMBER 31, (UNAUDITED)
                                                           2001          2000                 2001        2000
                                                           ----          ----                 ----        ----
INTEREST INCOME:
  Interest and fees on loans                           $  2,734,733   $  2,991,438       $  5,538,037  $  5,910,620
  Investment securities:
     Taxable                                              1,358,102      1,648,001          2,732,042     3,325,174
     Nontaxable                                             321,747        382,180            704,454       764,660
  Other                                                      94,828        115,579            235,618       229,402
                                                          ---------     ----------          ---------   -----------

        Total interest income                             4,509,410      5,137,198          9,210,151    10,229,856
                                                          ---------     ----------          ---------   -----------

INTEREST EXPENSE:

  Deposits                                                1,496,927      2,007,773          3,208,528     3,887,410
  Federal Home Loan Bank advances                         1,299,450      1,702,763          2,625,686     3,446,408
  Note payable                                                   --          1,500              1,000         4,000
                                                          ---------     ----------          ---------    ----------

        Total interest expense                            2,796,377      3,712,036          5,835,214     7,337,818
                                                          ---------     ----------          ---------    ----------

NET INTEREST INCOME                                       1,713,033      1,425,162          3,374,937     2,892,038

PROVISION FOR LOAN AND INVESTMENT
   LOSSES                                                    99,000         60,000            159,000       176,000
                                                          ---------     ----------          ---------    ----------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN AND INVESTMENT LOSSES                         1,614,033      1,365,162          3,215,937     2,716,038
                                                          ---------      ---------          ---------     ---------

NONINTEREST INCOME:
  Service charges on deposit accounts                       272,674        174,286            520,203       337,510
  Gain on sales of investment securities
    available for sale                                        1,518             --              1,518            --
  Other                                                     155,017        156,843            282,214       317,128
                                                          ---------     ----------          ---------    ----------

        Net noninterest income                              429,209        331,129            803,935       654,638
                                                          ---------     ----------          ---------    ----------

NONINTEREST EXPENSE:
  Salaries and employee benefits                            988,297        963,092          1,940,825     1,943,869
  Net occupancy expense                                     259,498        256,664            536,357       488,684
  Communication, postage, printing and office supplies      107,221        107,980            214,262       194,425
  Advertising                                                98,141         76,115            154,283       132,965
  Data processing                                            85,691         63,078            166,780       142,761
  Professional fees                                         130,117        129,112            252,047       287,787
  Amortization of goodwill                                   18,750         18,750             37,500        37,500
  Other                                                     111,196        115,531            212,204       207,620
                                                          ---------     ----------          ---------    ----------

        Total noninterest expense                         1,798,911      1,730,322          3,514,258     3,435,611
                                                          ---------      ---------          ---------     ---------

INCOME (LOSS) BEFORE INCOME TAXES                           244,331        (34,031)           505,614       (64,935)

INCOME TAX PROVISION (BENEFIT)                               (9,000)      (134,000)           (33,000)     (241,000)
                                                          ----------    -----------         ----------   -----------

NET INCOME                                             $    253,331     $   99,969       $    538,614  $    176,065
                                                          ---------      ---------          ---------    ----------

                                                                                                        (Continued)

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)
- --------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          DECEMBER 31, (UNAUDITED)         DECEMBER 31, (UNAUDITED)
                                                            2001          2000               2001          2000
                                                            ----          ----               ----          ----
OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:
  Unrealized holding gain (loss) on securities arising
    during period                                        (1,202,928)     2,203,105            132,849     3,127,157
  Reclassification adjustment for gains
    included in net income                                   (1,518)            --             (1,518)           --
                                                          ----------    ----------          ----------   ----------


        Other comprehensive income (loss)                 (1,204,446)    2,203,105            131,331     3,127,157
                                                          -----------   ----------          ---------    ----------

COMPREHENSIVE INCOME (LOSS)                            $   (951,115)   $ 2,303,074       $    669,945   $ 3,303,222
                                                          ==========    ==========          =========    ==========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                           1,691,522      1,863,269          1,730,008     1,890,871
                                                          =========     ==========          =========    ==========

EARNINGS PER SHARE:
  Basic                                                $      0.15     $     0.05        $      0.31    $    0.09
                                                              ====           ====               ====         ====

  Diluted                                              $      0.14     $     0.05        $      0.30    $    0.09
                                                              ====           ====               ====         ====

DIVIDENDS PER SHARE                                    $      0.07     $     0.06        $      0.13    $    0.12
                                                              ====           ====               ====         ====

                                                                                                        (Concluded)

See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)
- --------------------------------------------------------------------------------

                                                                        Six Months Ended December 31,
                                                                      2001      (Unaudited)         2000
                                                                  ----------                    -----------
OPERATING ACTIVITIES:
  Net income                                                    $    538,614                  $    176,065
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                     378,512                       345,443
    Deferred income taxes                                            (33,000)                     (310,000)
    Amortization (accretion) of:
      Deferred loan origination fees                                 (52,588)                      (38,272)
      Goodwill                                                        37,500                        37,500
      Premiums and discounts on loans, net                            (8,658)                       (2,280)
      Premiums and discounts on investment securities, net            49,323                        38,246
  Net gain on sale of investment securities                           (1,518)                           --
  Stock compensation expense                                         105,956                       113,080
  Provision for loan and investment losses                           159,000                       176,000
  Originations of loans held for sale                            (15,253,558)                   (4,703,934)
  Proceeds from sales of loans                                    12,888,924                     5,163,107
  Change in accrued interest receivable                               89,576                      (224,997)
  Change in accrued interest payable                                (144,394)                       73,013
  Change in other assets                                              20,401                       130,253
  Change in other liabilities                                        (45,892)                     (115,433)
                                                                 -----------                    ----------

            Net cash provided (used) by operating activities      (1,271,802)                      857,791
                                                                 -----------                    ----------

INVESTING ACTIVITIES:
  Purchases of investment securities - available for sale        (12,959,370)                           --
  Proceeds from sales of investment securities                     4,995,348                            --
  Redemption (purchase) of Federal Home Loan Bank stock               25,500                      (205,800)
  Purchases of premises and equipment                               (205,152)                   (1,466,731)
  Proceeds from maturity of interest bearing deposits                     --                        99,000
  Loan originations, net of repayments                               869,146                    (3,649,067)
  Principal payments on investment securities                     11,685,186                     7,450,104
  Change in real estate held for sale                               (556,196)                      (39,398)
                                                                  ----------                    ----------

          Net cash provided by investing activities                3,854,462                     2,188,108
                                                                 -----------                    ----------

                                                                                               (Continued)

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)
- --------------------------------------------------------------------------------

                                                                        Six Months Ended December 31,
                                                                      2001      (Unaudited)         2000
                                                                  ----------                    -----------
FINANCING ACTIVITIES:
  Net increase in deposits                                         3,963,247                     7,021,771
  Advances from Federal Home Loan Bank                             2,056,000                   198,735,000
  Repayment of Federal Home Loan Bank advances                    (7,591,099)                 (207,023,416)
  Net increase in advance payments by borrowers
    for taxes and insurance                                          (41,881)                       77,141
  Repayment of note payable                                          (80,000)                      (80,000)
  Purchase of treasury stock                                      (1,986,815)                     (751,862)
  Dividends paid                                                    (232,938)                     (240,208)
                                                                 ------------                 -------------
             Net cash used by financing activities                (3,913,486)                   (2,261,574)
                                                                 ------------                 -------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                (1,330,826)                      784,325

CASH AND CASH EQUIVALENTS:
  Beginning of period                                             18,410,021                     3,349,648
                                                                 -----------                  ------------

  End of period                                                $  17,079,195                $    4,133,973
                                                                 ===========                  ============

                                                                                              (Concluded)

See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION

     HCB Bancshares, Inc. ("Bancshares"), incorporated under the laws of the State of Oklahoma, is a savings bank holding company that owns HCB Investments, Inc. ("HCBI"), Heartland Community Bank and its subsidiary (the "Bank"). Bancshares' business is primarily that of owning the Bank, and participating in the Bank's activities. HCBI holds a $500,000 initial investment in EastPoint Technologies Inc., which is the company whose core processing software the Bank utilizes. The accompanying condensed consolidated financial statements include the accounts of Bancshares, HCBI, and the Bank and are collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q. Accordingly, they do not include all of the information required by generally accepted accounting principles. The unaudited statements reflect all adjustments, which are, in the opinion of management, necessary for fair presentation of the financial condition and results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. The condensed consolidated statement of income and comprehensive income for the three and six months ended December 31, 2001 is not necessarily indicative of the results that may be expected for the Company's fiscal year ending June 30, 2002. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2001, contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

NOTE 2 - EARNINGS PER SHARE

     The weighted average number of common shares used to calculate earnings per share for the three and six month periods ended December 31, 2001 and 2000 were as follows:

                                          Three months ended                Six months ended
                                              December 31,                     December 31,
                                           2001         2000                2001         2000
                                           ----         ----                ----         ----
  Basic weighted - average shares       1,691,522    1,863,269           1,730,008    1,890,871
  Effect of dilutive securities            71,043            0              72,978            0
                                       ----------   ----------          ----------   ----------
  Diluted weighted - average shares     1,762,565    1,863,269           1,802,986    1,890,871
                                       ==========   ==========          ==========   ==========

     The Company has issued stock options that have the potential to be dilutive to its weighted average shares calculation, and were dilutive for the three months and six months ending December 31, 2001, but were anti-dilutive for the three months and six months ending December 31, 2000. In addition, the Company has issued MRP shares that have the potential to be dilutive to its weighted average shares calculation, but were anti-dilutive for these periods.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, the Company may be a defendant from time to time in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial statements of the Company.

NOTE 4 - SUBSEQUENT EVENTS

     Subsequent to December 31, 2001, and after Management had completed the Bank's classification of assets and allowance for loan loss review, the Bank received quarterly cash flow and financial statements on a borrower, which indicated a cash flow concern in the last quarter of the calendar year. As of December 31, 2001, the Bank had two loans totaling approximately $2.7 million outstanding to this borrower secured by nonresidential real estate property which were 46 days past due. While Management will continue to monitor this borrower closely, the cash flow problem is perceived as temporary due to recent terrorist attacks against the United States and subsequent travel restrictions imposed by companies and limited travel by individuals.

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


                                                                 Three Months Ended December 31,
                                          -------------------------------------------------------------------------
                                                        2001                                   2000
                                          ----------------------------------     ----------------------------------
                                                                   Average                                 Average
                                            Average       Interest   Yield/      Average       Interest     Yield/
                                            Balance     Earned/Paid   Rate       Balance      Earned/Paid    Rate
Interest-earning assets:
Loans receivable......................... $ 135,418,541 $ 2,734,733   8.08%  $ 139,193,570   $ 2,991,438     8.60%
  Investment and mortgage-backed
  securities
   Taxable...............................    91,845,539   1,358,102   5.91     100,687,022     1,648,001     6.55
   Nontaxable............................    25,855,743     321,747   4.98      28,624,315       382,180     5.34
  Other interest-earning assets..........    16,158,149      94,828   2.35       7,114,049       115,579     6.50
                                            -----------   ---------   ----     -----------     ---------     ----
   Total interest-earning assets.........   269,277,972   4,509,410   6.70     275,618,956     5,137,198     7.45
                                                          ---------                            ---------
Noninterest-earning assets...............    15,015,123                         16,557,223
                                            -----------                        -----------
   Total assets.......................... $ 284,293,095                      $ 292,176,179
                                            ===========                        ===========

Interest-bearing liabilities:
  Deposits............................... $ 162,747,913   1,496,927   3.68   $ 149,246,775     2,007,773     5.38
  FHLB advances..........................    87,473,612   1,299,450   5.94     111,023,170     1,702,763     6.13
  Note payable...........................             0           0   0.00          80,000         1,500     7.50
                                            -----------   ---------   ----     -----------     ---------     ----
   Total interest-bearing liabilities....   250,221,525   2,796,377   4.47     260,349,945     3,712,036     5.70
                                                          ---------                            ---------
Noninterest-bearing liabilities..........     1,941,869                          2,057,539
                                            -----------                        -----------
   Total liabilities.....................   252,163,394                        262,407,484
Equity...................................    32,129,701                         29,768,695
                                            -----------                        -----------
   Total liabilities and equity.......... $ 284,293,095                      $ 292,176,179
                                            ===========                        ===========
Net interest income......................               $ 1,713,033                          $ 1,425,162
                                                          =========                            =========
Net interest rate spread.................                             2.23%                                  1.75%
                                                                      ====                                   ====

Net yield on interest-earning assets.....                             2.54%                                  2.07%
                                                                      ====                                   ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities                           107.62%                                105.86%
                                                                    ======                                 ======


                                                                Six Months Ended December 31,
                                          -------------------------------------------------------------------------
                                                        2001                                   2000
                                          ----------------------------------     ----------------------------------
                                                                   Average                                 Average
                                            Average       Interest   Yield/      Average       Interest     Yield/
                                            Balance     Earned/Paid   Rate       Balance      Earned/Paid    Rate
Interest-earning assets:
Loans receivable......................... $ 134,529,754 $ 5,538,037   8.23%  $ 138,149,299  $  5,910,620     8.56%
  Investment and mortgage-backed
  securities
   Taxable...............................    90,694,855   2,732,042   6.02     101,722,854     3,325,174     6.54
   Nontaxable............................    28,150,572     704,454   5.00      28,518,670       764,660     5.36
  Other interest-earning assets..........    15,689,251     235,618   3.00       7,019,769       229,402     6.54
                                            -----------   ---------   ----     -----------   -----------     ----
   Total interest-earning assets.........   269,064,432   9,210,151   6.84     275,410,592    10,229,856     7.43
                                                          ---------                          -----------
Noninterest-earning assets...............    15,323,695                         16,345,986
                                            -----------                        -----------
   Total assets.......................... $ 284,388,127                      $ 291,756,578
                                            ===========                        ===========

Interest-bearing liabilities:
  Deposits............................... $ 161,500,354   3,208,528   3.97   $ 148,042,688     3,887,410     5.25
  FHLB advances..........................    88,770,006   2,625,686   5.92     112,360,357     3,446,408     6.13
  Note payable...........................        29,130       1,000   6.87         109,131         4,000     7.33
                                            -----------   ---------   ----     -----------   -----------     ----
   Total interest-bearing liabilities....   250,299,490   5,835,214   4.66     260,512,176     7,337,818     5.63
                                                          ---------                          -----------
Noninterest-bearing liabilities..........     1,993,041                          1,900,222
                                            -----------                        -----------
   Total liabilities.....................   252,292,531                        262,412,398
Equity...................................    32,095,596                         29,344,180
                                            -----------                         ----------
   Total liabilities and equity.......... $ 284,388,127                      $ 291,756,578
                                            ===========                        ===========
Net interest income......................               $ 3,374,937                        $  2,892,038
                                                          =========                          ==========
Net interest rate spread.................                             2.18%                                  1.80%
                                                                      ====                                   ====

Net yield on interest-earning assets.....                             2.51%                                  2.10%
                                                                      ====                                   ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities                           107.50%                                105.72%
                                                                    ======                                 ======


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

                               Three Months Ended December 31,                     Six Months Ended December 31,
                             -------------------------------------           ---------------------------------------
                                 2001        vs.       2000                         2001       vs.       2000
                             -------------------------------------           ----------------------------------------
                                     Increase (Decrease) Due to                     Increase (Decrease) Due to
                             -------------------------------------           ---------------------------------------
                                                  Rate/                                            Rate/
                             Volume    Rate      Volume     Total            Volume       Rate     Volume     Total
                             ------    ----      ------     -----            ------       ----     ------     -----
                                       (In thousands)                                    (In thousands)
                             -------------------------------------           ---------------------------------------
Interest income:
  Loans receivable         $  (80)    $ (180)    $    3     $ (257)          $ (153)    $  (224)   $     4   $  (373)
  Investment securities      (181)      (185)        16       (350)            (370)       (312)        29      (653)
  Other interest-earning
     assets                   147        (74)       (94)       (21)             284        (124)      (154)        6
                             -------------------------------------           ---------------------------------------
     Total interest-earning
        assets               (114)      (439)       (75)      (628)            (239)       (660)      (121)   (1,020)
                             ----       ----       ----       ----            -----       -----      -----   -------

Interest expense:
  Deposits                    181       (635)       (57)      (511)             352        (946)       (85)     (679)
  FHLB advances              (362)       (53)        12       (403)            (726)       (123)        28      (821)
  Note payable                 (2)        (2)         2         (2)              (3)         --         --        (3)
                             -------------------------------------           ---------------------------------------
     Total interest-bearing
        liabilities          (183)      (690)       (43)      (916)            (377)     (1,069)       (57)   (1,503)
                             ----       ----       ----       ----            -----       -----      -----    ------
Change in net interest
  income                   $   69     $  251     $  (32)    $  288           $  138     $   409    $   (64)  $   483
                             ====       ====       ====       ====            =====       =====      =====     =====

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2001 AND JUNE 30, 2001

     The Company had consolidated total assets of $284.3 million and $287.6 million at December 31, 2001 and June 30, 2001, respectively. During the six month period ended December 31, 2001 the Company experienced an increase in its consolidated loan portfolio from $131.7 million at June 30, 2001, to $133.1 million at December 31, 2001. During this same period, investments and mortgage-backed securities decreased from $120.1 million at June 30, 2001 to $116.5 million at December 31, 2001. While investments and mortgage-backed securities decreased $3.6 million for the six month period ended December 31, 2001, there were $11.8 million in paydowns, $5.1 million in sales of municipal securities, offset with purchases of $13.0 million and a $0.3 million increase in the market value of the securities.

     Deposits increased from $161.3 million at June 30, 2001 to $165.2 million at December 31, 2001. Although the Bank's level of deposits has been sufficient to provide for adequate liquidity, the deposit market remains competitive. The outstanding balances of FHLB borrowings decreased from $91.9 million at June 30, 2001, to $86.4 million at December 31, 2001.

     Stockholders' equity amounted to $30.5 million at December 31, 2001, and $31.9 million at June 30, 2001. The changes in equity were primarily due to net income offset by the purchase of treasury stock. At December 31, 2001, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

     Net Income. Net income for the three months ended December 31, 2001 was approximately $253,000 compared to net income of approximately $100,000 for the three months ended December 31, 2000. Net income for the six months ended December 31, 2001 was approximately $539,000 compared to net income of approximately $176,000 for the six months ended December 31, 2000. Explanations of primary changes to income and expense items follow.

     Interest Income. Interest income for the three months ended December 31, 2001 decreased approximately $628,000 compared to the three months ended December 31, 2000. Interest income for the six months ended December 31, 2001 decreased approximately $1,020,000 compared to the six months ended December 31, 2000. The decreases in interest income were due to decreases in both volume and rates on loans and investments, offset by higher volumes of other interest earning assets, primarily FHLB deposits.

     The yield on earning assets decreased 75 and 59 basis points for the three and six months ended December 31, 2001 compared to the three and six months ended December 31, 2000. The decrease in both periods was primarily due to lower yields on investments and mortgage backed securities, followed by loans receivable, then other interest-earning assets. If interest rates continue to be low, this trend can be expected to continue as interest-earning assets reprice at lower market rates.

     Interest Expense. Interest expense for the three months ended December 31, 2001 decreased approximately $916,000 compared to the three months ended December 31, 2000. Interest expense for the six months ended December 31, 2001 decreased approximately $1,503,000 compared to the six months ended December 31, 2000. The decrease was primarily due to rate decreases in both deposits and FHLB advances, volume decreases in FHLB advances, offset by volume increases in deposits.

     The cost of interest-bearing liabilities decreased 123 and 97 basis points for the three and six months ended December 31, 2001 compared to the three and six months ended December 31, 2000. The decrease in both periods was primarily due to lower costs of deposits, lower costs and volumes of FHLB advances, offset by higher volumes of deposits. If interest rates continue to be low, this trend can be expected to continue as interest-bearing liabilities reprice at lower market rates.

     As a result of the above changes, net interest income for the three months ended December 31, 2001 increased approximately $288,000 compared to the three months ended December 31, 2000, and net interest income for the six months ended December 31, 2001 increased approximately $483,000 compared to the six months ended December 31, 2000. The Company's net interest spread increased 48 and 38 basis points for the three and six months ended December 31, 2001 compared to the three and six months ended December 31, 2000.

     Provision for Loan and Investment Losses. The Bank made provisions for loan losses of $70,000 and $130,000 for the three and six months ended December 31, 2001, respectively. This provision reflects management's most recent review as of December 31, 2001. The allowance for loan losses of $1.5 million represented
1.02 percent of total gross outstanding loans at December 31, 2001, which compares to 0.99 percent at June 30, 2001. Nonperforming loans as of December 31, 2001, and June 30, 2001, as a percent of total gross outstanding loans, were 2.21% and 0.81% respectively. The increase was largely due to two loans to one borrower totaling $1.8 million, or 1.23% of total gross outstanding loans which were over 90 days past due as of December 31, 2001. These loans were transferred to nonaccrual as of December 31, 2001, which had the effect of reducing interest income for the three and six months ended December 31, 2001, by approximately $67,000. Management is monitoring the loans closely and while management feels the collection of both principal and interest on the loans is highly likely, the timing of such payment is not certain.

     In addition, the Bank made a net provision for investment loss of $29,000 for the quarter ended December 31, 2001, increasing the Bank's allowance for investment loss to $83,000 on two securities. As of December 31, 2001, the deterioration affected the credit support and not the principal or interest of the securities. However, if current trends continue, the credit support could be depleted and the securities principal and interest will be affected.

     Management evaluates the carrying value of the loan and investment portfolios periodically and the allowance is adjusted if necessary. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In particular, management recognizes that recent and planned changes in the amounts and types of lending by the Bank will result in further growth of the Bank's loan loss allowance and may justify further changes in the Bank's loan loss allowance policy in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based upon their judgments and the information available to them at the time of their examination.

     Noninterest Income. Noninterest income is comprised primarily of service charges on deposit accounts, and gains on the sales of loans. Noninterest income for the three months ended December 31, 2001, was approximately $429,000 compared to approximately $331,000 for the three months ended December 31, 2000. Noninterest income for the six months ended December 31, 2001, was approximately $804,000 compared to approximately $655,000 for the six months ended December 31, 2000. The increase for the three and six month periods is primarily due to growth of the Bank's checking accounts resulting in increased service charges, and increases in the deposit account fee structure.

     In light of the increasingly competitive markets for deposits and loans, management has continued the shifting of the Bank's deposit taking and loan origination activities to reflect, among other things, the importance of offering valued customer services that generate additional fee income, and it is expected that management will continue this trend for the foreseeable future.

     Noninterest Expense. The major components of noninterest expense are salaries and employee benefits paid to or on behalf of the Company's employees and directors, occupancy expense for ownership and maintenance of the Company's buildings, furniture, and equipment, data processing expenses, advertising, and professional fees paid to consultants, attorneys, and accountants. Total noninterest expense for the three months ended December 31, 2001 was $1.80 million compared to $1.73 million for the three months ended December 31, 2000. Total noninterest expense for the six months ended December 31, 2001 was $3.51 million compared to $3.44 million for the six months ended December 31, 2000.

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

     Income Taxes. The effective income tax rate for the Company for the three months ended December 31, 2001 and 2000 was (3.7%) and (393.8%), respectively. The effective income tax rate for the Company for the six months ended December 31, 2001 and 2000 was (6.5%) and (371.1%), respectively. Each rate includes both federal and Arkansas tax components. The variance in the effective rate from the expected statutory rate is due primarily to tax exempt interest.

     The tax benefits discussed above are due primarily to increases in net operating loss carryforwards for income tax reporting purposes. The corresponding deferred tax asset totals approximately $1.5 million as of December 31, 2001 and June 30, 2001, respectively. The recoverability of this asset is entirely contingent upon the production of taxable income for income tax reporting purposes. Management anticipates that the Company will produce such income in the near future based on management's current forecasts of earnings and management's tax and interest-rate risk planning strategy of selling available for sale tax exempt securities and reinvesting the proceeds into taxable income producing securities. The strategy does not anticipate significant taxable gains on the sale of the tax exempt securities, but rather a shift of nontaxable interest income to taxable interest income.

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

     At December 31, 2001, and June 30, 2001, the Company had designated all securities as available for sale. In addition to internal sources of funding, the Bank as a member of the FHLB has substantial borrowing authority with the FHLB. The Bank's use of a particular source of funds is based on need, comparative total costs, and availability.

          At December 31, 2001, the Bank had $6.5 million in commitments to originate loans (including unfunded portions of construction loans), and approximately $2.4 million in unused lines of credit. At the same date, the total amount of certificates of deposit which were scheduled to mature in one year or less was $95.6 million. Management anticipates that the Bank will have adequate resources to meet its current commitments through internal funding sources described above.

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

PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings

          In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, the Company may be a defendant from time to time in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial statements of the Company.

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Stockholders was held on November 15, 2001. 1,672,458 shares of the Company's common stock were represented at the Annual Meeting in person or by proxy.

          Stockholders voted in favor of the election of two nominees for director. The voting results for each nominee were as follows:

                                          Votes in Favor
         Nominee                            of Election                   Votes Withheld
         ---------------------            --------------                  --------------
         Vida H. Lampkin                     1,664,208                        8,250
         Clifford O. Steelman                1,660,508                       11,950

         There were no broker nonvotes on the matter.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

         None

         Reports on Form 8-K:

          None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HCB BANCSHARES, INC.
                                            Registrant



Date:  January 24, 2002                     By: /s/Cameron D. McKeel
                                                ------------------------
                                            Cameron D. McKeel
                                            President and Chief
                                              Executive Officer
                                            (Duly Authorized Representative)




Date:  January 24, 2002                     By: /s/Scott A. Swain
                                                ------------------------
                                            Scott A. Swain
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)