Form 10-Q
period 2002-03-31
HCB BANCSHARES INC
filed 2002-05-02
CIK 1029740

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


Mark One
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,536,364 shares of common stock outstanding as of April 30, 2002.

                                    CONTENTS



PART I.  FINANCIAL INFORMATION
         ---------------------

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Statements of Financial Condition
                     at March 31, 2002 (unaudited) and June 30, 2001

                  Condensed Consolidated Statements of Income and Comprehensive
                     Income for the Three Months and Nine Months Ended March 31, 2002 and 2001 (unaudited)

                  Condensed Consolidated Statements of Cash Flows for the Nine
                     Months Ended March 31, 2002 and 2001 (unaudited)

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


SIGNATURES

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2002 (UNAUDITED) AND JUNE 30, 2001
--------------------------------------------------------------------------------

                                                                              MARCH 31,
                                                                                 2002                JUNE 30,
ASSETS                                                                        (UNAUDITED)              2001
                                                                             -------------         -------------
Cash and due from banks                                                     $    2,896,074        $    3,302,540
Interest-bearing deposits with banks                                            16,377,294            15,107,481
                                                                              ------------          ------------

  Cash and cash equivalents                                                     19,273,368            18,410,021

Investment securities available for sale, at fair value                        117,617,749           120,082,177
Loans receivable, net of allowance                                             127,532,099           131,651,421
Accrued interest receivable                                                      1,698,691             2,017,188
Federal Home Loan Bank stock                                                     4,709,500             4,735,800
Premises and equipment, net                                                      7,264,111             7,564,681
Goodwill, net                                                                      150,000               206,250
Real estate held for sale                                                          982,667               398,132
Other assets                                                                     2,756,437             2,532,980
                                                                              ------------          ------------
TOTAL                                                                       $  281,984,622        $  287,598,650
                                                                              ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Deposits                                                                  $  165,331,082        $  161,285,179
  Federal Home Loan Bank advances                                               84,041,570            91,915,694
  Advance payments by borrowers for
     taxes and insurance                                                           172,190               199,470
  Accrued interest payable                                                         763,371               972,900
  Note payable                                                                          --                80,000
  Other liabilities                                                              1,237,816             1,211,073
                                                                              ------------          ------------

                                     Total liabilities                         251,546,029           255,664,316
                                                                              ------------          ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares authorized,
    2,645,000 shares issued, 1,783,369 and 1,935,445 shares
    outstanding at March 31, 2002 and June 30, 2001, respectively                   26,450                26,450
  Additional paid-in capital                                                    25,900,095            25,914,132
  Unearned ESOP shares                                                            (899,300)           (1,058,000)
  Unearned MRP shares                                                             (125,388)             (155,601)
  Accumulated other comprehensive income (loss)                                   (456,914)              (59,600)
  Retained earnings                                                             14,918,565            14,256,684
                                                                              ------------          ------------

                                                                                39,363,508            38,924,065

Treasury stock, at cost, 861,631 and 709,555 shares at
  March 31, 2002, and June 30, 2001, respectively                               (8,924,915)           (6,989,731)
                                                                              ------------          ------------

                                     Total stockholders' equity                 30,438,593            31,934,334
                                                                              ------------          ------------

TOTAL                                                                       $  281,984,622        $  287,598,650
                                                                              ============          ============

  See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        MARCH 31, (UNAUDITED)               MARCH 31, (UNAUDITED)
                                                           2002          2001                 2002        2001
                                                           ----          ----                 ----        ----
INTEREST INCOME:
  Interest and fees on loans                           $  2,666,241   $  2,875,621       $  8,204,278  $  8,786,240
  Investment securities:
     Taxable                                              1,377,742      1,596,357          4,109,784     4,921,531
     Nontaxable                                             320,050        382,595          1,024,504     1,147,255
  Other                                                      93,810        135,481            329,428       364,884
                                                          ---------     ----------        -----------   -----------

        Total interest income                             4,457,843      4,990,054         13,667,994    15,219,910
                                                          ---------     ----------        -----------   -----------

INTEREST EXPENSE:

  Deposits                                                1,303,511      1,975,819          4,512,039     5,863,230
  Federal Home Loan Bank advances                         1,255,381      1,541,681          3,881,067     4,988,088
  Note payable                                                   --          1,500              1,000         5,500
                                                          ---------     ----------        -----------   -----------

        Total interest expense                            2,558,892      3,519,000          8,394,106    10,856,818
                                                          ---------     ----------        -----------   -----------

NET INTEREST INCOME                                       1,898,951      1,471,054          5,273,888     4,363,092

PROVISION FOR LOAN AND INVESTMENT
   LOSSES                                                    60,000         60,000            219,000       236,000
                                                          ---------     ----------        -----------   -----------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN AND INVESTMENT LOSSES                         1,838,951      1,411,054          5,054,888     4,127,092
                                                          ---------     ----------        -----------   -----------

NONINTEREST INCOME:
  Service charges on deposit accounts                       200,922        172,477            721,125       509,986
  Gain on sales of investment securities
    available for sale                                           --             --              1,518            --
  Other                                                     201,235         91,580            483,449       408,709
                                                          ---------     ----------        -----------   -----------

        Total noninterest income                            402,157        264,057          1,206,092       918,695
                                                          ---------     ----------        -----------   -----------

NONINTEREST EXPENSE:
  Salaries and employee benefits                            982,712        976,443          2,923,537     2,920,313
  Net occupancy expense                                     268,136        271,649            804,493       760,333
  Communication, postage, printing and office supplies       95,794        115,225            310,056       309,650
  Advertising                                                53,255         39,995            207,538       172,960
  Data processing                                            91,113         84,931            257,893       227,692
  Professional fees                                          70,548        123,570            322,595       411,357
  Amortization of goodwill                                   18,750         18,750             56,250        56,250
  Other                                                      69,759         62,225            281,963       269,843
                                                          ---------     ----------        -----------   -----------

        Total noninterest expense                         1,650,067      1,692,788          5,164,325     5,128,398
                                                          ---------     ----------        -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                           591,041        (17,677)         1,096,655       (82,611)

INCOME TAX PROVISION (BENEFIT)                              110,000       (124,000)            77,000      (365,000)
                                                          ---------     -----------       -----------   -----------

NET INCOME                                             $    481,041   $    106,323       $  1,019,655  $    282,389
                                                          ---------     ----------        -----------   -----------

                                                                                                     (Continued)

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          MARCH 31, (UNAUDITED)             MARCH 31, (UNAUDITED)
                                                            2002          2001               2002          2001
                                                            ----          ----               ----          ----
OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:
  Unrealized holding gain (loss) on securities arising
    during period                                          (530,163)     1,707,055           (397,314)    4,834,212
  Reclassification adjustment for gains
    included in net income                                       --             --             (1,518)           --
                                                          ---------     ----------          ---------    ----------


        Other comprehensive income (loss)                  (530,163)     1,707,055           (398,832)    4,834,212
                                                          ---------     ----------          ---------    ----------

COMPREHENSIVE INCOME (LOSS)                            $    (49,122)   $ 1,813,378       $    620,823   $ 5,116,601
                                                          =========     ==========         ==========    ==========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - DILUTED                                 1,774,003      1,840,580          1,798,198     1,874,391
                                                          =========     ==========          =========    ==========

EARNINGS PER SHARE:
  Basic                                                $      0.28     $     0.06        $      0.59    $    0.15
                                                              ====           ====               ====         ====

  Diluted                                              $      0.27     $     0.06        $      0.57    $    0.15
                                                              ====           ====               ====         ====

DIVIDENDS PER SHARE                                    $      0.07     $     0.06        $      0.20    $    0.18
                                                              ====           ====               ====         ====

                                                                                                       (Concluded)

See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                       NINE MONTHS ENDED MARCH 31,
                                                                      2002      (UNAUDITED)       2001
                                                                  ----------                    -----------
OPERATING ACTIVITIES:
  Net income                                                    $  1,019,655                  $    282,389
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                     558,964                       537,269
    Deferred income taxes                                             77,000                      (365,000)
    Amortization (accretion) of:
      Deferred loan origination fees                                 (11,554)                      (79,057)
      Goodwill                                                        56,250                        56,250
      Premiums and discounts on loans, net                           (13,609)                       (3,384)
      Premiums and discounts on investment securities, net            65,385                        56,814
  Net gain on sale of investment securities                           (1,518)                           --
  Stock compensation expense                                         174,876                       174,806
  Provision for loan and investment losses                           219,000                       236,000
  Originations of loans held for sale                            (21,380,008)                   (7,661,482)
  Proceeds from sales of loans                                    21,152,797                     7,387,007
  Change in accrued interest receivable                              318,497                      (187,391)
  Change in accrued interest payable                                (209,529)                       81,669
  Change in other assets                                             (76,628)                     (196,562)
  Change in other liabilities                                         26,743                      (145,491)
                                                                 -----------                   ------------

            Net cash provided by operating activities              1,976,321                       173,837
                                                                 -----------                   -----------

INVESTING ACTIVITIES:
  Purchases of investment securities - AFS                       (23,053,591)                           --
  Proceeds from sales of investment securities - AFS               4,995,348                            --
  Redemption (purchase) of Federal Home Loan Bank stock               26,300                      (294,700)
  Purchases of premises and equipment                               (258,394)                   (1,611,637)
  Proceeds from maturity of interest bearing deposits                     --                        99,000
  Loan originations, net of repayments                             4,181,696                     3,022,344
  Principal payments on investment securities - AFS               19,808,661                    10,459,726
  Change in real estate held for sale                               (584,535)                      (54,479)
                                                                  -----------                  ------------

          Net cash provided by investing activities                5,115,485                    11,620,254
                                                                 -----------                   -----------

                                                                                               (Continued)

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                       NINE MONTHS ENDED MARCH 31,
                                                                      2002      (UNAUDITED)         2001
                                                                  ----------                    -----------
FINANCING ACTIVITIES:
  Net increase in deposits                                         4,045,903                    13,770,459
  Advances from Federal Home Loan Bank                             2,056,000                   213,740,000
  Repayment of Federal Home Loan Bank advances                    (9,930,124)                 (232,681,652)
  Net increase in advance payments by borrowers
    for taxes and insurance                                          (27,280)                      134,438
  Repayment of note payable                                          (80,000)                      (80,000)
  Purchase of treasury stock                                      (1,935,184)                     (851,996)
  Dividends paid                                                    (357,774)                     (357,291)
                                                                 ------------                 -------------
             Net cash used by financing activities                (6,228,459)                   (6,326,042)
                                                                 ------------                 -------------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                   863,347                     5,468,049

CASH AND CASH EQUIVALENTS:
  Beginning of period                                             18,410,021                     3,349,648
                                                                 -----------                  ------------

  End of period                                                $  19,273,368                $    8,817,697
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

HCB BANCSHARES, INC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION

     HCB Bancshares, Inc. ("Bancshares"), incorporated under the laws of the State of Oklahoma, is a savings bank holding company that owns HCB Investments, Inc. ("HCBI"), HEARTLAND Community Bank and its subsidiary (the "Bank"). Bancshares' business is primarily that of owning the Bank, and participating in the Bank's activities. HCBI holds a $500,000 initial investment in EastPoint Technologies LLC, which is the company whose core processing software the Bank utilizes. The accompanying condensed consolidated financial statements include the accounts of Bancshares, HCBI, and the Bank and are collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q. Accordingly, they do not include all of the information required by generally accepted accounting principles. The unaudited statements reflect all adjustments, which are, in the opinion of management, necessary for fair presentation of the financial condition and results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. The condensed consolidated statements of income and comprehensive income for the three and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the Company's fiscal year ending June 30, 2002. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2001, contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

Note 2 - EARNINGS PER SHARE

     The weighted average number of common shares used to calculate earnings per share for the three and nine month periods ended March 31, 2002 and 2001 were as follows:

                                         Three months ended               Nine months ended
                                             March 31,                          March 31,
                                           2002         2001                2002         2001
                                           ----         ----                ----         ----
  Basic weighted - average shares       1,689,348    1,840,580           1,716,691    1,874,391
  Effect of dilutive securities            84,655            0              81,507            0
                                       ----------   ----------          ----------   ----------
  Diluted weighted - average shares     1,774,003    1,840,580           1,798,198    1,874,391
                                       ==========   ==========          ==========   ==========

     The Company has issued stock options that have the potential to be dilutive to its weighted average shares calculation, and were dilutive for the three months and nine months ending March 31, 2002, but were anti-dilutive for the three months and nine months ending March 31, 2001. In addition, the Company has issued MRP shares that have the potential to be dilutive to its weighted average share calculation, but were anti-dilutive for these periods.

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

NOTE 4 - STOCK BUYBACK PROGRAM INITIATED THROUGH A MODIFIED DUTCH AUCTION

     On January 31, 2002, the Company announced a tender offer to purchase up to 377,866 shares of its common stock at a price not greater than $14.75 nor less than $12.75 per Share, net to the seller in cash without interest which was originally scheduled to remain open through March 1, 2002. The Company filed an Amendment 1 to the tender offer documents clarifying certain information on February 19, 2002. The Company filed an Amendment 2 to the tender offer documents on February 26, 2002, which extended the offer to March 29, 2002. The Company filed an Amendment 3 to the tender offer documents on March 15, 2002, which extended the offer to April 5, 2002, and mailed additional material related to the offer to shareholders.

     Amendment 3 included a press release regarding the Company's agreement to sell its Monticello branch office to Simmons First Bank of South Arkansas along with new financial pro forma information including the sale of the Monticello office. On April 11, 2002, the company completed its modified dutch auction and purchased 306,765 shares of its common stock at $14.75.

NOTE 5 - PENDING BRANCH SALE

     On March 7, 2002, the Company announced that its bank subsidiary, HEARTLAND Community Bank had entered into a definitive Branch Purchase and Assumption Agreement with Simmons First Bank of South Arkansas ("SFB"), a subsidiary of Simmons First National Corporation. Pursuant to such agreement, the Bank will sell its Monticello, Arkansas branch office to SFB. The sale will involve approximately $9.0 million in loans and $13.0 million in total deposits. The transaction is subject to regulatory approval from the Office of Thrift Supervision, Federal Deposit Insurance Corporation and the Arkansas State Bank Department and is expected to close during the third quarter of 2002.

NOTE 6 - SUBSEQUENT EVENTS

     On April 26, 2002, the Company filed Form 8-K announcing that it is commencing a stock repurchase program to acquire up to 79,218 shares of HCB Bancshares' common stock, which represents approximately 5% of the outstanding common stock. The program will be dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by HCB Bancshares. The repurchase program is expected to be completed within six months and will generally be effected through open market purchases. On April 26, 2002, the company purchased 46,200 shares of its common stock at an average price of $16.37 as part of this current repurchase program.

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

STOCK BUYBACK PROGRAM INITIATED THROUGH A MODIFIED DUTCH AUCTION

     On January 31, 2002, the Company announced a tender offer to purchase up to 377,866 shares of its common stock at a price not greater than $14.75 nor less than $12.75 per Share, net to the seller in cash without interest which was originally scheduled to remain open through March 1, 2002. The Company filed an Amendment 1 to the tender offer documents clarifying certain information on February 19, 2002. The Company filed an Amendment 2 to the tender offer documents on February 26, 2002, which extended the offer to March 29, 2002. The Company filed an Amendment 3 to the tender offer documents on March 15, 2002, which extended the offer to April 5, 2002, and mailed additional material related to the offer to shareholders.

     Amendment 3 included a press release regarding the Company's agreement to sell its Monticello branch office to Simmons First Bank of South Arkansas along with new financial pro forma information including the sale of the Monticello office. On April 11, 2002, the company completed its modified dutch auction and purchased 306,765 shares of its common stock at $14.75.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS AND RATES

     The following table sets forth information regarding the Company's average interest-earning assets and interest-bearing liabilities and reflects the average yield of interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. The table also presents information for the periods indicated with respect to the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, or "interest rate spread," which savings institutions have traditionally used as an indicator of profitability. Another indicator of an institution's net interest income is its "net yield on interest-earning assets," which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities. The yield on nontaxable securities has not been adjusted to a tax equivalent basis. The yield on available for sale securities is based on market value. Loans on a nonaccrual status are included in the computation of the average balance of loans receivable. Loan fees deferred and accreted into income are included in interest earned. Whenever interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

                                                               Three Months Ended March 31,
                                          -------------------------------------------------------------------------
                                                        2002                                   2001
                                          ----------------------------------     ----------------------------------
                                                                   Average                                 Average
                                            Average       Interest   Yield/      Average       Interest     Yield/
                                            Balance     Earned/Paid   Rate       Balance      Earned/Paid    Rate
Interest-earning assets:
  Loans receivable....................... $ 129,498,738 $ 2,666,241   8.24%  $ 139,193,570   $ 2,875,621     8.26%
  Investment and mortgage-backed
  securities
   Taxable...............................    93,287,666   1,377,742   5.91     100,677,460     1,596,357     6.34
   Nontaxable............................    25,342,289     320,050   5.05      28,624,315       382,595     5.35
  Other interest-earning assets..........    20,027,298      93,810   1.87       7,125,798       135,481     7.61
                                            -----------   ---------   ----     -----------     ---------     ----
   Total interest-earning assets.........   268,155,991   4,457,843   6.65     275,621,143     4,990,054     7.24
                                                          ---------                            ---------
Noninterest-earning assets...............    15,601,494                         16,565,886
                                            -----------                        -----------
   Total assets.......................... $ 283,757,485                      $ 292,187,029
                                            ===========                        ===========

Interest-bearing liabilities:
  Deposits............................... $ 165,818,546   1,303,511   3.14   $ 149,794,156     1,975,819     5.28
  FHLB advances..........................    84,803,040   1,255,381   5.92     111,023,170     1,541,681     5.55
  Note payable...........................             0           0   0.00          80,000         1,500     7.50
                                            -----------   ---------   ----     -----------     ---------     ----
   Total interest-bearing liabilities....   250,621,586   2,558,892   4.08     260,897,326     3,519,000     5.40
                                                          ---------                            ---------
Noninterest-bearing liabilities..........     1,898,895                          1,985,375
                                            -----------                        -----------
   Total liabilities.....................   252,520,481                        262,882,701
Equity...................................    31,237,004                         29,304,328
                                            -----------                        -----------
   Total liabilities and equity.......... $ 283,757,485                      $ 292,187,029
                                            ===========                        ===========
Net interest income......................               $ 1,898,951                          $ 1,471,054
                                                          =========                            =========

Net interest rate spread.................                             2.57%                                  1.84%
                                                                      ====                                   ====

Net yield on interest-earning assets.....                             2.83%                                  2.13%
                                                                      ====                                   ====
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities............................                           107.00%                                105.64%
                                                                    ======                                 ======

                                                                Nine Months Ended March 31,
                                          -------------------------------------------------------------------------
                                                        2002                                   2001
                                          ----------------------------------     ----------------------------------
                                                                   Average                                 Average
                                            Average       Interest   Yield/      Average       Interest     Yield/
                                            Balance     Earned/Paid   Rate       Balance      Earned/Paid    Rate
Interest-earning assets:
  Loans receivable....................... $ 132,877,503 $ 8,204,278   8.23%  $ 138,154,913  $  8,786,240     8.48%
  Investment and mortgage-backed
  securities
   Taxable...............................    91,694,463   4,109,784   5.98     101,125,588     4,921,531     6.49
   Nontaxable............................    27,230,374   1,024,504   5.02      28,994,964     1,147,255     5.28
  Other interest-earning assets..........    16,966,510     329,428   2.59       7,954,363       364,884     6.12
                                            -----------  ----------   ----     -----------    ----------     ----
   Total interest-earning assets.........   268,768,850  13,667,994   6.78     276,229,828    15,219,910     7.35
                                                         ----------                           ----------
Noninterest-earning assets...............    15,427,929                         15,418,700
                                            -----------                        -----------
   Total assets.......................... $ 284,196,779                      $ 291,648,528
                                            ===========                        ===========

Interest-bearing liabilities:
  Deposits............................... $ 162,994,161   4,512,039   3.69   $ 150,006,235     5,863,230     5.21
  FHLB advances..........................    87,466,988   3,881,067   5.92     109,440,469     4,988,088     6.08
  Note payable...........................        19,562       1,000   6.82          99,562         5,500     7.37
                                            -----------  ----------   ----      ----------    ----------     ----
   Total interest-bearing liabilities....   250,480,711   8,394,106   4.47     259,546,266    10,856,818     5.58
                                                         ----------                           ----------
Noninterest-bearing liabilities..........     1,962,432                          1,995,887
                                            -----------                        -----------
   Total liabilities.....................   252,443,143                        261,542,153
Equity...................................    31,753,636                         30,106,375
                                            -----------                        -----------
   Total liabilities and equity.......... $ 284,196,779                      $ 291,648,528
                                            ===========                        ===========
Net interest income......................               $ 5,273,888                         $ 4,363,092
                                                          =========                          ==========

Net interest rate spread.................                             2.31%                                  1.77%
                                                                      ====                                   ====

Net yield on interest-earning assets.....                             2.62%                                  2.11%
                                                                      ====                                   ====
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities............................                           107.30%                                106.43%
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

                                        Three Months Ended March 31,                   Nine Months Ended March 31,
                                 --------------------------------------------    ----------------------------------------
                                      2002        vs.       2001                       2002       vs.       2001
                                 --------------------------------------------    ----------------------------------------
                                        Increase (Decrease) Due to                      Increase (Decrease) Due to
                                 --------------------------------------------    ----------------------------------------
                                                      Rate/                                            Rate/
                                 Volume     Rate     Volume     Total            Volume       Rate     Volume     Total
                                 ------     ----     ------     -----            ------       ----     ------     -----
                                            (In thousands)                                    (In thousands)
                                 --------------------------------------------    ----------------------------------------
Interest income:
  Loans receivable              $ (200)    $  (10)    $    1     $ (209)         $  (336)    $  (256)   $    10   $  (582)
  Investment securities           (161)      (131)        11       (281)            (529)       (445)        40      (934)
  Other interest-earning
     assets                        245       (102)      (185)       (42)             413        (210)      (239)      (36)
                                 --------------------------------------------    ----------------------------------------
     Total interest-earning
        assets                    (116)      (243)      (173)      (532)            (452)       (911)      (189)   (1,552)
                                  ----       ----       ----       ----            -----       -----      -----   -------

Interest expense:
  Deposits                         211       (798)       (85)      (672)             508      (1,711)      (148)   (1,351)
  FHLB advances                   (364)       102        (24)      (286)          (1,002)       (132)        27    (1,107)
  Note payable                      (2)        (2)         2         (2)              (4)         --         (1)       (5)
                                  --------------------------------------           ---------------------------------------
     Total interest-bearing
        liabilities               (155)      (698)      (107)      (960)            (498)     (1,843)      (122)   (2,463)
                                  ----       ----       ----       ----            -----       -----      -----    ------
Change in net interest
  income                        $   39     $  455     $  (66)    $  428          $    46     $   932    $   (67)  $   911
                                  ====       ====       ====       ====            =====       =====      =====     =====


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND JUNE 30, 2001

     The Company had consolidated total assets of $282.0 million and $287.6 million at March 31, 2002 and June 30, 2001, respectively. During the nine month period ended March 31, 2002 the Company experienced a decrease in its consolidated loan portfolio from $131.7 million at June 30, 2001, to $127.5 million at March 31, 2002. During this same period, investments and mortgage-backed securities decreased from $120.1 million at June 30, 2001 to $117.6 million at March 31, 2002.

     While investments and mortgage-backed securities decreased $2.5 million for the nine month period ended March 31, 2002, there were $19.8 million in paydowns, $5.1 million in sales of municipal securities, a $0.6 million decrease in the market value of the securities, offset with purchases of $23.0 million. The $23.0 million in purchases were primarily six years and less average expected life mortgage backed securities.

     Deposits increased from $161.3 million at June 30, 2001 to $165.3 million at March 31, 2002. Although the Bank's level of deposits has been sufficient to provide for adequate liquidity, the deposit market remains competitive. The outstanding balances of FHLB borrowings decreased from $91.9 million at June 30, 2001, to $84.0 million at March 31, 2002.

     Stockholders' equity amounted to $30.4 million at March 31, 2002, and $31.9 million at June 30, 2001. The changes in equity were primarily due to net income offset by the purchase of treasury stock. At March 31, 2002, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001

     Net Income. Net income for the three months ended March 31, 2002 was approximately $481,000 compared to net income of approximately $106,000 for the three months ended March 31, 2001. Net income for the nine months ended March 31, 2002 was approximately $1,020,000 compared to net income of approximately $282,000 for the nine months ended March 31, 2001. Explanations of primary changes to income and expense items follow.

     Interest Income. Interest income for the three months ended March 31, 2002 decreased approximately $532,000 compared to the three months ended March 31, 2001. Interest income for the nine months ended March 31, 2002 decreased approximately $1,552,000 compared to the nine months ended March 31, 2001. The decreases in interest income were due to decreases in both volume and rates on loans and investments, offset by higher volumes of other interest-earning assets, primarily FHLB deposits.

     The yield on earning assets decreased 59 and 57 basis points for the three and nine months ended March 31, 2002 compared to the three and nine months ended March 31, 2001. The decrease in both periods was primarily due to lower yields on investments and mortgage backed securities, followed by loans receivable, then other interest-earning assets. If interest rates continue to be low, this trend can be expected to continue as interest-earning assets reprice at lower market rates.

     Interest Expense. Interest expense for the three months ended March 31, 2002 decreased approximately $960,000 compared to the three months ended March 31, 2001. Interest expense for the nine months ended March 31, 2002 decreased approximately $2,463,000 compared to the nine months ended March 31, 2001. The decrease was primarily due to rate decreases in deposits, volume decreases in FHLB advances, offset by volume increases in deposits.

     The cost of interest-bearing liabilities decreased 132 and 111 basis points for the three and nine months ended March 31, 2002 compared to the three and nine months ended March 31, 2001. The decrease in both periods was primarily due to lower costs of deposits, lower volumes of FHLB advances, offset by higher volumes of deposits. If interest rates continue to be low, this trend can be expected to continue as interest-bearing liabilities reprice at lower market rates.

     As a result of the above changes, net interest income for the three months ended March 31, 2002 increased approximately $428,000 compared to the three months ended March 31, 2001, and net interest income for the nine months ended March 31, 2002 increased approximately $911,000 compared to the nine months ended March 31, 2001. The Company's net interest spread increased 73 and 54 basis points for the three and nine months ended March 31, 2002 compared to the three and nine months ended March 31, 2001.

     Provision for Loan and Investment Losses. The Bank made provisions for loan losses of $60,000 and $190,000 for the three and nine months ended March 31, 2002, respectively. This provision reflects management's most recent review as of March 31, 2002. The allowance for loan losses of $1.5 million represented
1.09 percent of total gross outstanding loans at March 31, 2002, which compares to 0.99 percent at June 30, 2001. Nonperforming loans as of March 31, 2002, and June 30, 2001, as a percent of total gross outstanding loans, were 1.14% and 0.81% respectively.

     In addition, the Bank made a net provision for investment loss of $29,000 for the quarter ended December 31, 2001, increasing the Bank's allowance for investment loss to $83,000 on two securities. As of March 31, 2002, the deterioration affected the credit support and not the principal or interest of the securities. However, if current trends continue, the credit support could be depleted and the securities principal and interest will be affected.

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

     Noninterest Income. Noninterest income is comprised primarily of service charges on deposit accounts, and gains on the sales of loans. Noninterest income for the three months ended March 31, 2002, was approximately $402,000 compared to approximately $264,000 for the three months ended March 31, 2001. Noninterest income for the nine months ended March 31, 2002, was approximately $1,206,000 compared to approximately $919,000 for the nine months ended March 31, 2001. The increase for the three and nine month periods is primarily due to growth of the Bank's checking accounts resulting in increased service charges, and increases in the deposit account fee structure.

     In light of the increasingly competitive markets for deposits and loans, management has continued the shifting of the Bank's deposit taking and loan origination activities to reflect, among other things, the importance of offering valued customer services that generate additional fee income, and it is expected that management will continue this trend for the foreseeable future.

     Noninterest Expense. The major components of noninterest expense are salaries and employee benefits paid to or on behalf of the Company's employees and directors, occupancy expense for ownership and maintenance of the Company's buildings, furniture, and equipment, data processing expenses, advertising, and professional fees paid to consultants, attorneys, and accountants. Total noninterest expense for the three months ended March 31, 2002 was $1.65 million compared to $1.69 million for the three months ended March 31, 2001. Total noninterest expense for the nine months ended March 31, 2002 was $5.16 million compared to $5.13 million for the nine months ended March 31, 2001.

     In light of the substantial costs associated with the recent, pending and planned expansions of the Bank's activities, facilities and staff, including the additional costs associated with adding staff, building or renovating branches, and introducing new deposit and loan products and services, it is expected that the Bank's noninterest expense levels may remain high relative to the prevailing levels for institutions that are not undertaking such expansions, for an indefinite period of time, as management implements the Bank's business strategy. Among the activities planned are continued emphasis on loan originations in the areas of multi-family residential, commercial real estate, commercial business and consumer loans.

     Income Taxes. The effective income tax rate for the Company for the three months ended March 31, 2002 and 2001 was 18.6% and (701.5%), respectively. The effective income tax rate for the Company for the nine months ended March 31, 2002 and 2001 was 7.0% and (441.8%), respectively. Each rate includes both federal and Arkansas tax components. The variance in the effective rate from the expected statutory rate is due primarily to tax exempt interest.

     The tax benefits discussed above for the three and nine month periods ended March 31, 2001, are due primarily to increases in net operating loss carryforwards for income tax reporting purposes. The corresponding deferred tax asset totals approximately $1.4 million as of March 31, 2002 compared to $1.5 million as of June 30, 2001. The recoverability of this asset is entirely contingent upon the production of taxable income for income tax reporting purposes. Management anticipates that the Company will produce such income in the near future based on management's current forecasts of earnings and management's tax and interest-rate risk planning strategy of selling available for sale tax exempt securities and reinvesting the proceeds into taxable income producing securities. The strategy does not anticipate significant taxable gains on the sale of the tax exempt securities, but rather a shift of nontaxable interest income to taxable interest income.

SOURCES OF CAPITAL AND LIQUIDITY

     The Company has no business other than that of the Bank and banking related activities. Bancshares' primary sources of liquidity are cash, dividends paid by the Bank, and earnings on investments and loans. In addition, the Bank is subject to regulatory limitations with respect to the payment of dividends to Bancshares.

     The Bank has historically maintained substantial levels of capital. The assessment of capital adequacy is dependent on several factors including asset quality, earnings trends, liquidity and economic conditions. Maintenance of adequate capital levels at Bancshares is integral to provide stability to the Bank. The Bank needs to maintain substantial levels of regulatory capital to give it maximum flexibility in the changing regulatory environment and to respond to changes in the market and economic conditions.

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

     At March 31, 2002, and June 30, 2001, the Company had designated all securities as available for sale. In addition to internal sources of funding, the Bank as a member of the FHLB has substantial borrowing authority with the FHLB. The Bank's use of a particular source of funds is based on need, comparative total costs, and availability.

     At March 31, 2002, the Bank had $5.2 million in commitments to originate loans (including unfunded portions of construction loans), and approximately $1.4 million in unused lines of credit. At the same date, the total amount of certificates of deposit which were scheduled to mature in one year or less was $92.4 million. Management anticipates that the Bank will have adequate resources to meet its current commitments through internal funding sources described above.

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

          None
          Reports on Form 8-K:
          FORM 8-K filed March 15, 2002, Item 5.

               Announced that the Company's bank subsidiary, HEARTLAND Community Bank (the "Bank"), had entered into a definitive Branch Purchase and Assumption Agreement with Simmons First Bank of South Arkansas ("SFB"), a subsidiary of Simmons First National Corporation. Pursuant to such agreement, the Bank will sell its Monticello, Arkansas branch office to SFB. The sale will involve approximately $9.0 million in loans and $13.0 million in total deposits. The transaction is subject to regulatory approval from the Office of Thrift Supervision, Federal Deposit Insurance Corporation and the Arkansas State Bank Department and is expected to close during the third quarter of 2002.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HCB BANCSHARES, INC.
                                          Registrant



Date:  May 1, 2002                        By: /s/Cameron D. McKeel
                                              ------------------------
                                              Cameron D. McKeel
                                              President and Chief
                                              Executive Officer
                                              (Duly Authorized Representative)




Date:  May 1, 2002                        By: /s/Scott A. Swain
                                              ------------------------
                                              Scott A. Swain
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)