Form 10-K
period 2002-06-30
HCB BANCSHARES INC
filed 2002-09-26
CIK 1029740

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

                     For the fiscal year ended June 30, 2002

                         Commission File Number: 0-22423

                              HCB BANCSHARES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Oklahoma                                       62-1670792
---------------------------------------------                -------------------
(State or Other Jurisdiction of Incorporation                 (I.R.S. Employer
or Organization)                                             Identification No.)

  237 Jackson Street, Camden, Arkansas                             71701-3941
------------------------------------------                       ---------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, as of a specified date within the past 60 days: $17,943,227 (1,192,241 shares at the last sale price on August 31, 2002 ($15.05 per share); for this purpose, directors, executive officers and 5% stockholders have been deemed to be affiliates).

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,503,436 shares of common stock as of August 31, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2002. (Parts II and IV)

2. Portions of Proxy Statement for the 2002 Annual Meeting of Stockholders. (Part III)

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

     Prior to the Conversion, Bancshares did not engage in any material operations. Since the Conversion, Bancshares has had no significant assets other than the outstanding capital stock of the Bank, a portion of the net proceeds of the Conversion and notes receivable, one of which is from the Employee Stock Ownership Plan ("ESOP"). Bancshares principal business is the business of the Bank. At June 30, 2002, the Company had consolidated total assets of $276.4 million, deposits of $165.0 million and stockholders' equity of $26.7 million, or 9.7% of total assets.

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

     On March 7, 2002, the Company announced that its bank subsidiary, HEARTLAND Community Bank had entered into a definitive Branch Purchase and Assumption Agreement with Simmons First Bank of South Arkansas

("SFB"), a subsidiary of Simmons First National Corporation. Pursuant to such agreement, the Bank would sell its Monticello, Arkansas branch office to SFB. The sale was completed on July 19, 2002, and included approximately $8.3 million in loans, $1.5 million in fixed assets, $0.2 million in other assets, and $13.2 million in deposits. The Bank recognized a premium on the deposits of approximately $0.9 million and the difference was paid in cash to the buyer.

     After the sale of the Monticello branch, the Bank operates through five full-service banking offices located in Camden (2), Fordyce, Sheridan, and Bryant, Arkansas. Historically, the principal business strategy of the Bank, like most other savings institutions in Arkansas and elsewhere, has been to accept savings deposits from residents of the communities served by the Bank's branch offices and to invest those funds in single-family mortgage loans to those and other local residents. In this manner, the Bank and countless other independent community-oriented savings institutions operated safely and soundly for generations. In recent years, however, as the banking business nationwide and in the Bank's primary market area in particular has become more competitive, smaller savings institutions like the Bank have come under increasing market pressure either to grow and increase their profitability or to be acquired by a larger institution. Moreover, during this period the Bank's market area experienced only limited economic growth.

     The Bank's current business strategy, as developed and adopted by all of the Bank's directors, officers and employees, incorporates the following key elements: (i) remaining a community-oriented financial institution by continuing to provide the quality service that only a locally based institution and its dedicated staff can deliver, including the possible retention of additional executive officers in the future as the Bank's growth and other needs may warrant; (ii) strengthening the Bank's core deposit base and decreasing interest costs and increasing fee income by expanding the Bank's deposit facilities and products, including the addition and expansion of branch offices, the installation of ATMs, and an emphasis on attracting consumer demand deposits;
(iii) increasing loan yields and fee income while maintaining asset quality by emphasizing the origination of higher yielding and shorter term loans, especially commercial and multi-family real estate loans and consumer and commercial business loans, for the Bank's portfolio while increasingly originating lower yielding longer term single-family residential loans principally for resale to investors; (iv) using the capital raised in the Conversion to support the Bank's future growth; and, (v) complementing the Bank's internally generated growth, by potentially acquiring one or more banking institutions or other financial companies if attractive opportunities arise. While it is expected that the Bank may experience especially high deposit and loan growth in the relatively high income and growth segments of the Bank's primary market area, particularly in the Sheridan, and Bryant areas, management expects to find significant deposit growth and lending opportunities throughout central and southern Arkansas.

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

FORWARD-LOOKING STATEMENTS

     When used in this Annual Report, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

MARKET AREA

     Management considers the Bank's primary market area to comprise the following counties in Arkansas: Calhoun, Cleveland, Dallas, Grant, Ouachita and Saline. To a lesser extent, the Bank accepts savings deposits and offers loans throughout the remainder of central and southern Arkansas.

     The year 2000 census data indicated that the population experienced growth in Cleveland (10.2%), Grant (18.0%) and Saline (30.1%) Counties, while population declined somewhat in Calhoun (-1.4%), Dallas (-4.2%) and Ouachita (-5.8%) Counties over the past ten years. Median household income has been well above the Arkansas average in Saline, Grant and Cleveland Counties, slightly below the Arkansas average in Ouachita and Calhoun Counties, and well below the Arkansas average in Dallas County, though the Arkansas average is below the national average. With respect to unemployment rates, the Arkansas average has tended to rise slightly above the national average, and while unemployment rates have been well below the Arkansas average in Saline County, unemployment rates have been moderately above the Arkansas average in Grant and Cleveland Counties, and well above the Arkansas average in Calhoun, Dallas, and Ouachita Counties.

     The economies in the Bank's primary market area include a variety of industries, including manufacturing, government, services and retail trade. Important employers include Georgia Pacific in the timber industry and Lockheed Martin and Atlantic Research in the defense industry, and SAU Tech. In addition, industries in the Bryant area include Bryant School District as the largest employer, with Alcoa as the largest industrial business, and United Auto Group as the second largest employer.

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

LENDING ACTIVITIES

     The Bank's principal lending activity consists of the origination of loans collateralized by mortgages on existing and on construction of single-family residences in the Bank's primary market area, and commercial real estate and multifamily properties in the State of Arkansas. The Bank also makes a variety of consumer and commercial business loans. Management expects to continue to expand on these types of lending.

     With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully collateralized by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the institution is in compliance with its regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. At June 30, 2002, the maximum aggregate amount that the Bank could have lent to any one borrower under the 15% limit was approximately $3.5 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was $3.8 million. Although the aggregate loan balance as of June 30, 2002 exceeded the Bank's lending limit at that date, the aggregate balance was within the lending limit on the dates the loans were approved by the board and booked. Bancshares may participate in loans to one borrower thereby permitting loans to one borrower to be made by the Bank and Bancshares lending together that exceed the Bank's regulatory loan limit. At June 30, 2002, the Bank and Bancshares' loans to the borrower referred to above totaled approximately $4.5 million with Bancshares carrying $0.7 million of the loans.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth information regarding the composition of the Bank's loan portfolio by type of loan at the dates indicated. At June 30, 2002, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                                     At June 30,
                                      -----------------------------------------------------------------------
                                                2002                     2001                      2000
                                      ---------------------    ---------------------     --------------------
                                         Amount        %           Amount        %           Amount       %
                                      -----------   -------    ------------   ------     ------------   -----
Type of Loan
------------

Real estate loans:
  One-to-four family residential      $48,507,922    36.38%    $ 57,001,679    38.97%    $ 61,198,180   42.26%
  Multi-family loans                    6,355,028     4.77        6,810,198     4.66        9,220,931    6.37
  Non-residential                      41,334,937    31.00       49,736,511    34.01       48,756,744   33.67
  Loans to facilitate sale of
    foreclosed real estate                     --       --               --       --               --      --
  Land and other mortgage loans         8,602,412     6.45       10,080,790     6.89        5,644,050    3.90
Consumer loans:
  Loans secured by savings deposits     2,469,033     1.85        2,488,948     1.70        2,320,915    1.60
  Home improvement                         35,310     0.03           23,611     0.02           40,851    0.03
  Auto                                  6,836,399     5.13        6,779,218     4.64        6,589,480    4.55
  Other consumer                        4,771,908     3.58        2,050,039     1.40        2,260,697    1.56
Commercial                             14,406,499    10.81       11,289,519     7.71        8,769,131    6.06
                                     ------------   ------     ------------   ------     ------------  ------
    Total                            $133,319,448   100.00%    $146,260,513   100.00%    $144,800,979  100.00%
                                     ------------   ------     ------------   ------     ------------  ------
Less:
  Loans in process                   $  7,663,698              $ 13,294,723              $  8,100,982
  Deferred loan costs (fees), net        (149,663)                 (131,745)                 (158,217)
  Allowance for loan losses             1,628,515                 1,446,114                 1,231,709
                                     ------------              ------------              ------------
    Total                            $124,176,898              $131,651,421              $135,626,505
                                     ============              ============              ============

                                                          At June 30,
                                        -----------------------------------------------
                                                  1999                     1998
                                        ---------------------    -----------------------
                                           Amount        %           Amount         %
                                        -----------   -------    ------------    ------
Type of Loan
------------

Real estate loans:
  One-to-four family residential         $ 53,622,417    43.74%   $ 49,267,399    44.75%
  Multi-family loans                        9,226,426     7.53      12,577,034    11.43
  Non-residential                          41,907,368    34.18      35,321,040    32.08
  Loans to facilitate sale of
    foreclosed real estate                         --       --         473,476     0.43
  Land and other mortgage loans             3,547,514     2.89         598,860     0.54
Consumer loans:
  Loans secured by savings deposits         2,021,141     1.65       2,215,441     2.01
  Home improvement                            125,990     0.10       1,291,174     1.17
  Auto                                      4,269,898     3.48       4,070,750     3.70
  Other consumer                            2,517,190     2.05       1,569,076     1.43
Commercial                                  5,367,611     4.38       2,708,927     2.46
                                         ------------   ------    ------------   ------
    Total                                $122,605,555   100.00%   $110,093,177   100.00%
                                         ============   ======    ============   ======
Less:
  Loans in process                       $  6,150,810             $  3,921,787
  Deferred loan costs (fees), net             (37,339)                 122,679
  Allowance for loan losses                 1,329,201                1,468,546
                                         ------------             ------------
    Total                                $115,162,883             $104,580,165
                                         ============             ============

     LOAN MATURITY SCHEDULES. The following table sets forth information regarding dollar amounts of loans maturing in the Bank's portfolio based on their contractual terms to maturity, at June 30, 2002. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause the Bank's repayment experience to differ from that shown below.

                                                             Due After
                                     Due Within             One Through             Due After
                                      One Year              Five Years              Five Years           Total
                                     -----------            -----------             ----------           -----
                                                                    (In thousands)
Real estate loans:
  One-to-four family mortgage
    loans.........................    $ 9,611                $ 10,871                $ 28,026          $ 48,508
  Other mortgage loans............     12,614                  17,528                  26,150            56,292
Commercial loans..................      5,813                   3,692                   4,901            14,406
Consumer loans:
  Loans secured by savings
    deposits......................      1,764                     670                      35             2,469
  Other..........................         832                   7,881                   2,931            11,644
                                      -------                --------                --------          --------
     Total........................    $30,634                $ 40,642                $ 62,043          $133,319
                                      =======                ========                ========          ========

     The following table sets forth as of June 30, 2002, dollar amounts of loans due one year or more after June 30, 2002 that had predetermined interest rates and that had adjustable interest rates at that date.

                                                 Predetermined           Floating or
                                                      Rates            Adjustable Rates          Total
                                                 -------------         ----------------          -----
                                                                       (In thousands)
      Real estate loans:
        One-to-four family mortgage loans....       $  34,571              $   4,326           $  38,897
        Other mortgage loans.................          33,444                 10,234              43,678
      Commercial loans.......................           8,004                    589               8,593
      Consumer loans:
        Loans secured by savings deposits....             705                     --                 705
        Other consumer loans.................          10,812                     --              10,812
                                                    ---------              ---------           ---------
          Total..............................       $  87,536              $  15,149           $ 102,685
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

                                                                              Year Ended June 30,
                                                                ------------------------------------------------
                                                                    2002                2001             2000
                                                                -------------     -------------    -------------
Loans originated:
  Real estate loans:
    One-to-four family residential............................  $  42,880,138     $  28,443,919    $  46,925,450
    Other mortgage loans......................................     10,737,552        22,007,354       29,145,079
  Commercial loans............................................     14,547,306         4,465,227        7,973,954
  Consumer loans..............................................     11,231,892         9,659,572       13,515,847
                                                                -------------     -------------    -------------
     Total loans originated...................................  $  79,396,888     $  64,576,072    $  97,560,330
                                                                =============     =============    =============
Loans purchased:
  Real estate loans...........................................  $          --     $      40,000    $      82,547
                                                                =============     =============    =============
Loans sold....................................................  $  27,117,741     $  12,732,692    $  10,160,826
                                                                =============     =============    =============

     The Bank has increased both its scope of loan products offered and its loan origination efforts, including the addition of new consumer and commercial business loan offerings with an increased emphasis on the origination of such loans and commercial and multi-family real estate loans. However, lower interest rates in the fiscal year ended June 30, 2002, and increased competition resulted in the origination of fewer numbers and total amount of commercial and multi-family real estate loans.

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

     ONE-TO-FOUR FAMILY RESIDENTIAL LENDING. Historically, the Bank's principal lending activity has been the origination of fifteen-year fixed-rate first mortgage loans in the Bank's primary market area. The purchase price or appraised value of most of such residences generally has been between $50,000 and $200,000, with the Bank's loan amounts averaging approximately $75,000. At June 30, 2002, $48.5 million, or 36.4%, of the Bank's total loans were collateralized by one-to-four family residences, substantially all of which were existing, owner-occupied, single-family residences in the Bank's primary market area.

     While the Bank offers a variety of one-to-four family residential mortgage loans with fixed or adjustable interest rates and terms of up to 30 years, substantially all of the fixed-rate loans retained in the Bank's portfolio have terms of 15 years or less. Despite the relatively low credit risks associated with the Bank's 30-year one-to-four family portfolio loans, due to the interest rate risks associated with such longer term loans, management has approved shifting the Bank's one-to-four family residential lending emphasis in the future away from the origination of such loans for the Bank's portfolio and toward the origination of such loans for sale. Currently, it is the Bank's policy to originate all 30-year term one-to-four family residential loans in accordance with the investor's underwriting guidelines and to sell all such originations promptly to investors, servicing released. Such loan originations and sales have become significant. One-to-four-family residential loans originated during the year totaled $42.9 million with $27.1 million or 63.2% of originations sold or to be sold in the secondary market. The Bank will continue to make non-conforming loans to be held in the Bank's portfolio. Management expects to continue these policies in the future.

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

     From time to time, the Bank makes loans to individuals for construction of one-to-four family owner-occupied residences located in the Bank's primary market area, with such loans usually converting to permanent financing upon completion of construction. At June 30, 2002, the Bank's loan portfolio included $3.7 million of loans collateralized by one-to-four family properties under construction, some of which were construction/permanent loans structured to become permanent loans upon the completion of construction and some of which were interim construction loans structured to be repaid in full upon completion of construction and receipt of permanent financing. The Bank also offers loans to qualified builders for the construction of one-to-four family residences located in the Bank's primary market area. Because such homes are intended for resale, such loans are generally not covered by permanent financing commitments by the Bank. All construction loans are collateralized by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans are underwritten in accordance with the same requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to nine months, during which period the borrower may be required to make monthly interest payments. Borrowers must satisfy all credit requirements that would apply to the Bank's permanent mortgage loan financing prior to receiving construction financing for the subject property. Construction financing generally is considered to involve a higher degree of risk of loss than financing on existing properties. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's primary market area, and by requiring the involvement of qualified builders.

     COMMERCIAL AND MULTI-FAMILY REAL ESTATE LENDING. The Bank offers commercial and multi-family real estate loans in order to benefit from the higher interest rates than could be obtained from investment securities. The Bank has offered commercial and multi-family loans for years and will continue to place emphasis on the direct origination of commercial and multi-family real estate loans, particularly in central Arkansas.

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

     The Bank's commercial real estate loans may be collateralized by offices, warehouses, shopping centers, land, nursing homes, single-family subdivision developments and other income-producing and commercial properties. Multi-family real estate loans are collateralized by greater than one-to-four family residential properties. At June 30, 2002, the Bank had 241 commercial real estate, construction commercial real estate, land, and multi-family loans, with an average loan balance of approximately $228,000. At that date, 25 of these loans totaling approximately $5.5 million were collateralized by properties outside Arkansas, and none of these out-of-market loans were classified by management as substandard, doubtful or loss or designated by management as special mention. Management expects the Bank to continue making these out-of-market loans from time to time as opportunities arise.

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

     CONSUMER LENDING. The Bank's consumer loans primarily consist of loans collateralized by savings deposits at the Bank, and automobiles. These loans totaled $2.5 million and $6.8 million, respectively, at June 30, 2002. Management plans to continue the expansion of the Bank's consumer lending activities in the future as part of management's plan to provide a wider range of financial services while increasing the Bank's portfolio yields and improving its asset/liability management.

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

     COMMERCIAL BUSINESS LENDING. The Bank currently offers working capital loans, floor plan loans to dealers of automobiles and recreational vehicles, and business equipment loans. At June 30, 2002, the Bank's commercial business loans totaled $14.4 million and primarily consisted of recreational vehicle floor plan loans, inventory loans, and equipment loans. At that date, the Bank had one commercial business loan with outstanding commitments exceeding $500,000. This loan is collateralized by a floor plan of recreational vehicles.

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

     Management regularly reviews the Bank's assets to determine whether assets require classification or re-classification, and the Board of Directors reviews and approves all classifications. The Bank contracts with a third-party professional to perform loan reviews generally on a semi-annual basis, including classification of assets and an assessment of the adequacy of the loan loss reserve. The most recent third party loan reviews were as of April 30, 2002, and December 31, 2001. As of June 30, 2002, the Bank had $38,012 of assets classified doubtful, $7,097,276 of assets classified substandard, and $4,563,625 of assets designated as special mention. The Bank's total adversely classified assets represented approximately 2.6% of the Bank's total assets and 31.0% of the Bank's tangible regulatory capital plus allowance for loan loss at June 30, 2002. At June 30, 2002, management did not expect the Bank to incur any loss in excess of attributable existing allowances on any of the Bank's adversely classified or designated assets.

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

     At the date of foreclosure or other repossession, the Bank records the property at fair value less estimated costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through an appraisal at the time of foreclosure. At June 30, 2002, the Bank held no properties acquired in settlement of loans for which estimated market values were unavailable. Any amount of cost in excess of fair value at foreclosure is charged-off against the allowance for loan losses. Subsequent to acquisition, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds differ from the net carrying value of the property, a gain or loss on sale of real estate is recorded.

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

     During the year ended June 30, 2002, in light of the Bank's loan portfolio review and changes in the mix of loan types, the Bank made $330,000 in provisions for loan losses bringing the total reserve for losses after net charged-off loans to $1.6 million, or 1.22% of gross outstanding loans which compares to 0.99% as of June 30, 2001. The provision was made in consideration of reviews of individual loans and the fact that nonperforming loans as of June 30, 2002 as a percent of total loans increased to 1.44% from 0.81% as of June 30, 2001. In addition, total classified assets as a percent of the Bank's tangible capital plus allowance for loan loss was 31.0% as of June 30, 2002, which compares to 8.1% as of June 30, 2001. Part of this increase is due to an increase in classified assets and part is due to the Bank paying Bancshares $9.0 million in dividends, thus reducing capital at the Bank. As of June 30, 2002, the Bank had $7.1 million in assets classified substandard or doubtful as compared to $2.5 million as of June 30, 2001.The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                         Year Ended June 30,
                                     --------------------------------------------------------------
                                         2002        2001         2000         1999         1998
                                     ----------   ----------   ----------   ----------   ----------
Balance at beginning of period ...   $1,446,114   $1,231,709   $1,329,201   $1,468,546   $1,492,473
                                     ----------   ----------   ----------   ----------   ----------
Loans charged-off:
  Real estate mortgage:
    One-to-four family residential        2,407       19,982        4,960       26,883        5,466
    Other mortgage loans .........           --           --           --           --           --
Commercial .......................       77,500       25,811       50,047       37,742           --
Consumer .........................      154,475       55,968       44,791       79,632       43,100
                                     ----------   ----------   ----------   ----------   ----------
Total charge-offs ................      234,382      101,761       99,798      144,257       48,566
                                     ----------   ----------   ----------   ----------   ----------
Recoveries:
  Real estate mortgage:
    One-to-four family residential        6,407        1,617           --          865           --
    Other mortgage loans .........           --           --           --           --           --
  Commercial .....................       57,357           --           --           --           --
  Consumer .......................       23,019       18,549        2,306        4,047          639
                                     ----------   ----------   ----------   ----------   ----------
Total recoveries .................       86,783       20,166        2,306        4,912          639
                                     ----------   ----------   ----------   ----------   ----------
Net loans charged-off ............      147,599       81,595       97,492      139,345       47,927
                                     ----------   ----------   ----------   ----------   ----------
Provision for loan losses ........      330,000      296,000           --           --       24,000
                                     ----------   ----------   ----------   ----------   ----------
Balance at end of period .........   $1,628,515   $1,446,114   $1,231,709   $1,329,201   $1,468,546
                                     ==========   ==========   ==========   ==========   ==========

Ratio of net charge-offs to
  average loans outstanding
  during the period...............        0.11%        0.06%        0.08%        0.13%        0.05%
                                          ====         ====         ====         ====         ====

     The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                  At June 30,
                                       ----------------------------------------------------------------------
                                                2002                  2001                    2000
                                       ----------------------  ---------------------   ---------------------
                                                   Percent of            Percent of              Percent of
                                                    Loans in              Loans in                Loans in
                                                  Category to            Category to             Category to
                                         Amount   Total Loans   Amount   Total Loans    Amount   Total Loans
                                       --------   -----------  -------   -----------   -------   -----------
Allocated to:
  Real estate loans:
    One-to-four family residential.... $   321,538   36.4%    $   480,460   39.0%     $   440,709    42.3%
    Multi-family, non-residential,
      and land........................     998,653   42.2         570,261   45.6          551,000    43.9
  Consumer loans......................     137,273   10.6          89,360    7.7           91,000     7.7
  Commercial loans....................     171,051   10.8         255,662    7.7          149,000     6.1
  Unallocated.........................          --     --          50,371     --               --      --
                                       -----------  -----     -----------  -----      -----------   -----
         Total........................ $ 1,628,515  100.0%    $ 1,446,114  100.0%     $ 1,231,709   100.0%
                                       ===========  =====     ===========  =====      ===========   =====

                                                         At June 30,
                                        ---------------------------------------------
                                               1999                     1998
                                        ---------------------   ---------------------
                                                  Percent of              Percent of
                                                   Loans in                Loans in
                                                  Category to             Category to
                                         Amount   Total Loans    Amount   Total Loans
                                        -------   -----------   -------   -----------
Allocated to:
  Real estate loans:
    One-to-four family residential.... $   422,000    43.7%     $  504,000    45.2%
    Multi-family, non-residential,
      and land........................     603,000    44.6         557,000    44.0
  Consumer loans......................     101,000     7.3         123,000     8.3
  Commercial loans....................      82,000     4.4          72,000     2.5
  Unallocated.........................     121,201      --         212,546      --
                                       -----------   -----      ----------   -----
         Total........................ $ 1,329,201   100.0%     $1,468,546   100.0%
                                       ===========   =====      ==========   =====

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

                                                                          At June  30
                                                ------------------------------------------------------------
                                                    2002         2001         2000        1999        1998
                                                ----------    ----------    --------    --------    --------
Loans accounted for on a nonaccrual basis:(1)
  Real estate:
    One-to-four family residential...........   $1,176,095    $  838,271    $655,988    $462,205    $648,012
    Other mortgage loans.....................        3,838            --          --      22,139          --
  Consumer loans.............................      188,824       137,987     102,003      81,648     138,747
  Commercial loans...........................      152,699            --          --          --          --
                                                ----------    ----------    --------    --------    --------
    Total....................................   $1,521,456    $  976,258    $757,991    $565,992    $786,759
                                                ==========    ==========    ========    ========    ========
Accruing loans which are contractually past
  due 90 days or more:
  Real estate:
    One-to-four family residential...........   $  109,209    $   38,816    $140,000    $     --    $ 41,770
    Other mortgage loans.....................      251,333            --          --          --          --
  Commercial loans...........................           --       161,926          --          --          --
  Consumer loans.............................       35,953        13,400      21,524          --          --
                                                ----------    ----------    --------    --------    --------
    Total....................................   $  396,495    $  214,142    $161,524    $     --    $ 41,770
                                                ==========    ==========    ========    ========    ========

    Total nonperforming loans................   $1,917,951    $1,190,400    $919,515    $565,992    $828,529
                                                ==========    ==========    ========    ========    ========

Percentage of total loans....................      1.44%         0.81%        0.64%       0.46%       0.75%
                                                   ====          ====         ====        ====        ====

Other nonperforming assets (2)...............   $  623,114    $  175,783    $ 52,919    $ 20,289    $ 17,001
                                                ==========    ==========    ========    ========    ========
Loans modified in troubled debt
  restructurings.............................   $4,678,247    $       --    $     --    $     --    $392,000
                                                ==========    ==========    ========    ========    ========

_____________
(1)  Designated   nonaccrual  loan  payments   received  are  applied  first  to
     contractual   principal  and  interest   income  is  recognized  only  when
     contractually current.
(2)  Other nonperforming assets includes foreclosed real estate.

     During the years ended June 30, 2002 and 2001, gross interest income of $127,763 and $80,541, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the respective periods. Interest on such loans included in income during such respective periods amounted to $64,679 and $33,365, respectively.

     At June 30, 2002, management had identified approximately $3.5 million of loans which amount is not reflected in the preceding table but as to where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in future disclosure of such loans in the table above. All of these loans were included in the Bank's adversely classified asset amounts as of June 30, 2002. Of this aggregate amount, approximately $429,000 was attributable to 15 one-to-four family residential loans, $1,198,000 was attributable to 13 commercial loans,
$1,698,000 was attributable to 7 other mortgage loans, and $139,000 was attributable to 14 consumer loans. At June 30, 2002, management did not expect the Bank to incur any loss in excess of attributable existing allowances on any of the Bank's assets.

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

     The Bank makes investments in order to maintain a sufficient level of liquid assets as required by regulatory authorities and manage cash flow, diversify its assets, obtain yield and, under prior federal income tax law, satisfy certain requirements for favorable tax treatment. The investment activities of the Bank consist primarily of investments in mortgage-backed securities and other investment securities, consisting primarily of securities issued or guaranteed by the U.S. government or agencies thereof and state and municipal securities. Typical investments include federally sponsored agency mortgage pass-through and federally sponsored agency and mortgage-related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank's investment policy. The Bank performs analyses on securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Securities purchases are approved by the Bank's Investment Committee, and the Board of Directors reviews all securities transactions on a monthly basis.

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

     All of the Bank's privately issued securities were rated "AA" or higher by a nationally recognized credit rating agency at the time of purchase. Management regularly monitors the ratings of the Bank's privately issued holdings by reference to nationally published rating media and by communication with the issuer when necessary. At June 30, 2002, no privately issued securities were rated below AA except as follows:

            A Citicorp Mortgage, Inc. REMIC Pass-Through Class A Certificate was rated "CAA1" by Moody. The grade reflects deterioration in the performance of the mortgage pools underlying the security. At June 30, 2002, the Bank estimated the value of the security at approximately $29,000 less than its face value. The Bank's carrying value for this security at that date was approximately $145,000 after recognition of impairment loss.

            A DLJ Mortgage Acceptance Corp. Pass-Through Class A-3 Certificate was rated "CAA2" by Moody. The grade reflects deterioration in the performance of the mortgage pools underlying the security. As of June 30, 2002, the deterioration affected the credit support and not the principal or interest of the security itself. At June 30, 2002, the Bank estimated the value of the security at approximately $54,000 less than its face value. The Bank's carrying value for this security at that date was approximately $166,000 after recognition of impairment loss.

     The Bank's privately issued securities consist of collateralized mortgage obligations (CMOs) and mortgage pass-through securities. At June 30, 2002, all of the privately issued securities had adjustable interest rates with a weighted average yield of 5.70% and a weighted contractual average term to maturity of
17.8 years. The carrying value of the privately issued securities was approximately $1,700,000 or 1.9% of the mortgage-backed securities and CMOs at that date. None of the privately issued securities are insured or guaranteed by FHLMC or FNMA.

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

                                                                                      At June 30,
                                                                  ------------------------------------------------
                                                                      2002               2001             2000
                                                                  ------------       ------------     ------------
Securities available for sale:
   U.S. government and agencies...............................    $  1,530,945       $  1,900,448     $  5,880,903
   Municipal securities.......................................      25,689,191         30,197,186       28,201,198
   Other securities...........................................       1,995,000                 --               --
   Collateralized mortgage obligations........................      11,310,152         12,159,483       11,805,058
   Other mortgage-backed securities...........................      77,603,036         75,784,260       86,602,281
   Equity securities..........................................          70,240             40,800           53,625
                                                                  ------------       ------------     ------------
                                                                  $118,198,564       $120,082,177     $132,543,065
                                                                  ============       ============     ============


     The following table sets forth information regarding scheduled maturities of the Company's investment portfolio at June 30, 2002. Yields on municipal securities are not tax-effected.

                                       One Year or Less      One to Five Years       Five to Ten Years
                                   ----------------------   ---------------------   ---------------------
                                    Carrying      Average   Carrying      Average   Carrying      Average
                                     Value         Yield     Value         Yield     Value         Yield
                                    --------      -------   --------      -------   --------      -------
U.S. government and agencies       $1,530,945      6.30%     $       --     -- %   $       --       -- %
Municipal securities                       --        --              --     --             --       --
Other securities                           --        --              --     --             --       --
Collateralized mortgage
    obligations                            --        --              --     --        525,260      7.22
Other mortgage-backed securities        5,903      9.50       3,573,506   6.58      8,833,926      5.60
                                   ----------      ----      ----------   ----     ----------      ----
      Total                        $1,536,848      6.31%     $3,573,506   6.58%    $9,359,186      5.69%
                                   ==========      ====      ==========   ====     ==========      ====
   Equity securities



                                   More than Ten Years         Total Investment Portfolio
                                   --------------------     --------------------------------
                                    Carrying    Average     Carrying      Market     Average
                                      Value      Yield       Value        Value       Yield
                                    --------   --------     --------      ------     -------
U.S. government and agencies       $         --     -- %  $  1,530,945  $  1,530,945   6.30%
Municipal securities                 25,689,191    5.01     25,689,191    25,689,191   5.01
Other securities                      1,995,000    2.92      1,995,000     1,995,000   2.92
Collateralized mortgage
    obligations                      10,784,892    6.00     11,310,152    11,310,152   6.06
Other mortgage-backed securities     65,189,701    6.07     77,603,036    77,603,036   6.04
                                   ------------    ----   ------------  ------------   ----
      Total                        $103,658,784    5.74%  $118,128,324  $118,128,324   5.77%
                                   ============    ====                                ====
   Equity securities                                            70,240        70,240
                                                          ------------  ------------
                                                          $118,198,564  $118,198,564
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

     DEPOSITS. The Bank attracts deposits principally from within its primary market area by offering competitive rates on its deposit instruments, including NOW accounts, money market accounts, statement savings accounts, Individual Retirement Accounts and certificates of deposit which range in maturity from 90 days to three years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. The Bank on a periodic basis establishes maturities, terms, service fees and withdrawal penalties for its deposit accounts. In determining the characteristics of its deposit accounts, the Bank considers the rates offered by competing institutions, lending and liquidity requirements, growth goals and federal regulations. The Bank does not typically accept brokered deposits or pay negotiated rates for jumbo certificates of deposits.

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

     The following table sets forth information regarding interest-bearing average deposit balances and rates during the periods presented.

                                                                    Year Ended June 30,
                                          -------------------------------------------------------------------------
                                                 2002                     2001                       2000
                                          Average     Average      Average    Average        Average       Average
                                          Balance       Rate       Balance      Rate         Balance         Rate
                                          -------     -------      -------    --------       --------      --------
NOW accounts.......................... $  30,164,006   1.87%    $  25,799,621   4.34%      $   8,824,013    2.77%
Money market savings deposits.........     6,191,033   1.90         6,967,070   3.72          16,093,630    3.84
Savings deposits - statement..........     7,211,717   1.54         6,774,023   2.43           7,955,898    2.58
Certificates of deposit...............   112,568,794   4.36       106,806,416   5.76         104,443,704    5.21
                                       -------------   ----     -------------   ----       -------------    ----
    Total............................. $ 156,135,550   3.65%    $ 146,347,130   5.26%      $ 137,317,245    4.74%
                                       =============   ====     =============   ====       =============    ====

     The following table sets forth information regarding changes in dollar amounts of deposits in various types of accounts offered by the Bank between the dates indicated.

                                            Balance at                               Balance at
                                             June 30,     % of         Increase       June 30,     % of        Increase
                                               2002     Deposits      (Decrease)       2001      Deposits     (Decrease)
                                            ----------  --------      ----------     ----------  --------     ----------
Noninterest bearing deposits............ $   8,889,867     5.39%      $1,509,975    $  7,379,892    4.58%     $ 1,729,137
NOW accounts............................    30,202,544    18.30        (472,884)      30,675,428   19.02       12,772,717
Money market savings deposits...........     5,911,715     3.58          177,850       5,733,865    3.56       (3,626,326)
Savings deposits - statement............     8,010,973     4.85        1,107,937       6,903,036    4.28         (627,396)
Certificates of deposit................    111,990,085    67.88        1,397,127     110,592,956    8.56        6,163,976
                                          ------------   ------       ----------    ------------  ------      -----------
                                          $165,005,183   100.00%      $3,720,004    $161,285,179  100.00%     $16,412,108
                                          ============   ======       ==========    ============  ======      ===========

                                             Balance at
                                               June 30,      % of
                                                2000       Deposits
                                             ----------    --------
Noninterest bearing deposits............   $  5,650,755      3.90%
NOW accounts............................     17,902,711     12.36
Money market savings deposits...........      9,360,191      6.46
Savings deposits - statement............      7,530,432      5.20
Certificates of deposit................     104,428,982     72.08
                                           ------------    ------
                                           $144,873,071    100.00%
                                           ============    ======

     The following table sets forth information regarding certificates of deposits classified by rates at the dates indicated.

                                                       At June 30,
                                   ------------------------------------------------
                                        2002              2001              2000
                                   -------------    -------------      ------------
1.50 - 3.24%...................... $  58,571,151    $          --      $         --
3.25 - 5.99%......................    44,465,650       77,451,889        68,258,761
6.00 - 7.99%......................     8,953,284       33,141,069        36,170,221
                                   -------------    -------------      ------------
                                   $ 111,990,085    $ 110,592,958      $104,428,982
                                   =============    =============      ============

     The following table sets forth information regarding amounts and maturities of certificates of deposits at June 30, 2002.

                                                  Balance Maturing 12-Months Ending June 30,
                              ------------------------------------------------------------------------------
Rate                                2003           2004           2005         Thereafter         Total
----                                ----           ----           ----         ----------         -----
1.50 - 3.24%................. $ 51,240,236     $ 7,312,659    $   18,256       $     --        $ 58,571,151
3.25 - 5.99%.................   29,329,797       9,997,826     5,054,413         83,614          44,465,650
6.00 - 7.99%.................    6,249,878       2,683,406        20,000             --           8,953,284
                              ------------     -----------    ----------       --------        ------------
                              $ 86,819,911     $19,993,891    $5,092,669       $ 83,614        $111,990,085
                              ============     ===========    ==========       ========        ============

     The  following   table  sets  forth   information   regarding   amounts  of
certificates of deposit of $100,000 or more by time remaining until maturity at June 30, 2002.

                                                     Certificates
       Maturity Period                                of Deposit
       ---------------                              -------------
       Three months or less.......................  $  4,114,418
       Over three through six months..............     5,794,392
       Over six through 12 months.................     6,267,803
       Over 12 months.............................     3,172,581
                                                    ------------
           Total..................................  $ 19,349,194
                                                    ============

     The following table sets forth information regarding deposit activities of the Bank for the periods indicated.

                                                                            Year Ended June 30,
                                                               ----------------------------------------------
                                                                   2002              2001           2000
                                                               ------------     ------------     ------------
Net increase (decrease) before
   interest credited........................................   $   (831,186)    $  8,676,800     $ (8,032,919)
Interest credited...........................................      4,551,190        7,735,308        6,609,392
                                                               ------------     ------------     ------------
   Net increase (decrease) in
     deposits...............................................   $  3,720,004     $ 16,412,108     $ (1,423,527)
                                                               ============     ============     ============

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

                                                                            Year Ended June 30,
                                                                -----------------------------------------------
                                                                   2002              2001              2000
                                                                -------------   -------------     -------------
Amounts outstanding at end of period:
  FHLB advances...............................................  $  82,263,936   $  91,915,694     $ 115,609,029
  Weighted average rate.......................................          5.93%          5.88%              6.07%

Maximum amount of borrowings outstanding
  at any month end:
  FHLB advances...............................................  $  91,831,310   $ 114,694,903     $ 117,040,406

Approximate average borrowings during the year
  outstanding with respect to:
  FHLB advances...............................................  $  86,442,890   $ 105,619,861     $ 112,554,831
  Weighted average rate.......................................          5.92%          6.03%              5.85%

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in non-savings institution service corporation subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 2002, on a consolidated basis the Bank was authorized to invest up to approximately $5.5 million in the stock of or loans to such subsidiaries, including the additional 1% investment for community inner-city and community development purposes. The Bank has one subsidiary service corporation, HCB Properties, Inc., which was formed in August 1996 to hold certain properties acquired by the Bank for possible future expansion, because the properties are larger than the Bank's anticipated expansion needs, and it is expected that portions of the properties eventually will be sold. At June 30, 2002, the Bank's aggregate investment in, and loans to, the subsidiary service corporation totaled $575,929. Subsequent to June 30, 2002, on July 19, 2002, the bank sold its Monticello branch and excess land held for sale, which was held in HCB Properties, Inc., to SFB, which reduced the bank's aggregate investment in, and loans to HCB Properties, Inc. to $261,740.


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

It makes advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB of Dallas. Long-term advances may only be made for the purpose of providing funds for residential housing finance and small businesses, small farms and small agri-businesses. At June 30, 2002, the Bank had $82.2 million in advances outstanding with the FHLB of Dallas. See " -- Deposit Activity and Other Sources of Funds -- Borrowings."

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

     A savings institution that does not meet the Qualified Thrift Lender test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; and (iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a Qualified Thrift Lender, it must cease any activity, and not retain any investment not permissible for a national bank and savings association.

     REGULATORY CAPITAL REQUIREMENTS. Under OTS capital standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of tangible assets, "core" capital equal to at least 4.0% (or 3.0% if the institution is rated CAMELS 1 under the OTS examination rating system) of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. In addition, the OTS regulations impose certain restrictions on institutions that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated CAMELS 1 under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definition as core capital. See " -- Prompt Corrective Regulatory Action." Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged savings deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of an institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital, but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets with only a limited exception for purchased mortgage servicing rights.

     Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and depository institutions or their holding companies). As of June 30, 2002, the Bank had $575,929 investments in, or extensions of credit to, non-includable subsidiaries.

     Adjusted total assets are a savings institution's total assets as determined under accounting principles generally accepted in the United States of America, increased by certain goodwill amounts and by a pro rated portion of the assets of unconsolidated includable subsidiaries in which the institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the savings institution's investments in unconsolidated includable subsidiaries, and, for purposes of the core capital requirement, qualifying supervisory goodwill.

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged savings deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the institution's general loan loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and equity investments other than those deducted from core and tangible capital. At June 30, 2002, the Bank has $575,929 in equity investments for which OTS regulations require a deduction from total capital.

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

     The table below presents the capital position of the Bank relative to its various regulatory capital requirements at June 30, 2002.

                                                                           Percent of
                                                       Amount              Assets(1)
                                                       ------              ----------
                                                          (Dollars in thousands)
    Tangible capital...............................    $  21,396              7.88%
    Tangible capital requirement...................        4,073              1.50
                                                       ---------             -----
       Excess......................................    $  17,323              6.38%
                                                       =========             =====

    Core capital...................................    $  21,396              7.88%
    Core capital requirement.......................       10,861              4.00
                                                       ---------             -----
       Excess......................................    $  10,535              3.88%
                                                       =========             =====

    Total capital..................................    $  23,025             17.06%
    Risk-based capital requirement.................       10,798              8.00
                                                       ---------             -----
       Excess.....................................     $  12,227              9.06%
                                                       =========             =====

_________
(1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.

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

     The SAIF deposit insurance assessment rates set by the FDIC range from zero for "well capitalized" institutions with the highest supervisory ratings to 0.27% of insured savings deposits for institutions in the highest risk-based premium category. In addition, FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. Until December 31, 1999, SAIF-insured institutions were required to pay FICO assessments at five times the rate at which Bank Insurance Fund ("BIF") members were assessed. Since December 31, 1999, both BIF and SAIF members have been assessed at the same rate for FICO payments.

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

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves equal to 3% on transaction accounts of up to $41.3 million plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets.

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

     PROMPT CORRECTIVE REGULATORY ACTION. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to become undercapitalized. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") generally is: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on savings deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below the "critical capital level," the institution will be subject to conservatorship or receivership within specified time periods.

     Under the regulations jointly adopted by the federal banking regulators, a savings institution's capital adequacy for purposes of the FDICIA prompt corrective action rules is determined on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its Tier 1 or core capital to adjusted total assets).

     The following table shows the capital ratio requirements for each prompt corrective action category:

                                                     Adequately                                 Significantly
                               Well Capitalized      Capitalized       Undercapitalized       Undercapitalized
                               ----------------      -----------       ----------------       ----------------
         Total risk-based
           capital ratio        10.0% or more       8.0% or more        Less than 8.0%         Less than 6.0%
         Tier 1 risk-based
           capital ratio         6.0% or more       4.0% or more        Less than 4.0%         Less than 3.0%
         Leverage ratio          5.0% or more       4.0% or more*       Less than 4.0%*        Less than 3.0%

        ________________
         * 3.0% if the institution has a composite 1 CAMELS rating.

     A "critically undercapitalized" savings institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically-undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. For information regarding the position of the Bank with respect to the FDICIA prompt corrective action rules, see Note 16 of Notes to Consolidated Financial Statements included under Item 8 hereof.

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

     Additionally, the federal banking agencies, including the OTS and Federal Reserve Board, have issued guidelines relating to asset quality and earnings. Under the guidelines, an FDIC insured depository institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards will not have a material effect on the Bank's operations.

     FINANCIAL MODERNIZATION LEGISLATION. On November 12, 1999, legislation was enacted which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

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

     If Bancshares were to acquire control of another savings institution, other than through merger or other business combination with the Bank, Bancshares would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, the activities of Bancshares and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not an institution shall commence or continue for a limited period of time after becoming a multiple savings institution holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by, the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987, to be engaged in by multiple holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. A multiple savings and loan holding company must obtain the approval of the OTS prior to engaging in the activities described in (vii) above.

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

     Legislation that is effective for tax years beginning after December 31, 1995, requires institutions to recapture into taxable income over a six taxable year period the portion of the tax loan reserve that exceeds the pre-1988 tax loan loss reserve. The Bank will no longer be allowed to use the reserve method for tax loan loss provisions, but would be allowed to use the experience method of accounting for bad debts. There will be no future effect on net income from the recapture because the taxes on these bad debt reserves have already been accrued as a deferred tax liability. The regulatory authorities have not examined the Bank's federal income tax returns in the past five years.

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

STATE INCOME TAXATION

     The Bank is subject to Arkansas corporation income tax which is approximately 6.5% of taxable earnings. Bancshares is incorporated under Oklahoma law and qualified to do business in Arkansas as a foreign corporation, and accordingly it incurs certain franchise and other taxes, which management believes are not material.

EMPLOYEES

     As of June 30, 2002, the Bank had 102 full-time equivalent employees, none of whom was represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

ITEM 2.  PROPERTIES
-------------------

     The following table sets forth information regarding the Bank's offices at June 30, 2002.

                                  YEAR            OWNED OR                         APPROXIMATE
                                 OPENED            LEASED        BOOK VALUE      SQUARE FOOTAGE
                                 ------           --------       ----------      --------------
Main Office:

237 Jackson Street, SW            1933              Owned       $   234,467             12,000
Camden, Arkansas

Corporate Office:

313 Jefferson Street SW           2000              Leased               --              1,000
Camden, Arkansas

Branch Offices:

4937 Highway 5 North              2000               Owned      $ 1,708,933              6,500
Bryant, Arkansas

1125 Fairview Road, SW
Suite 208                         1981               Owned      $   135,805              1,200
Camden, Arkansas

610 West 4th Street               1969               Owned      $   755,236              3,500
Fordyce, Arkansas

473 Highway 425 North             1996               Owned      $ 1,191,699              7,400
Monticello, Arkansas

108 South Main                    1996               Owned      $ 1,027,320              5,500
Sheridan, Arkansas

     In addition to the offices described above, at June 30, 2002, the Bank held four other properties located in various communities within the Bank's primary market area. These properties were acquired for possible future construction of additional offices and related facilities. At June 30, 2002, the aggregate net book value of these properties totaled $1.2 million of which approximately $300,000 was classified as held for resale. On July 19, 2002, the Bank sold its Monticello branch, including the $300,000 land held for sale. It is anticipated that in the future management may determine to expand the Bank's network of banking facilities by installing ATMs in existing or new banking facilities, by building branches or other facilities on the properties held by the Bank, by acquiring other facilities or sites and/or by acquiring banks or other financial companies with their own facilities.

     The book value of the Bank's aggregate investment in properties, premises and equipment totaled approximately $7.1 million at June 30, 2002. See Note 7 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for June 30, 2002.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 2002, except as set forth below, there were no legal proceedings to which the Company was a party, or to which any of its property was subject, which were expected by management to result in a material loss to the Company. In addition, there were no pending regulatory proceedings to which the Company or any of its properties was a party, which were expected to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June 30, 2002.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     The information required by this item was previously disclosed in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on November 9, 2001 (the "Form 8-K") and the Company's Amendment No. 1 to the Form 8-K filed with the Commission on November 13, 2001.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I - Election of Directors" in the Company's definitive proxy statement for the Company's 2002 Annual Meeting of Stockholders (the "Proxy Statement") which will be filed within 120 days of the Company's fiscal year end and is incorporated herein by reference.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     (a)  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

          Information required by this item is incorporated herein by reference to the sections captioned "Proposal I - Election of Directors -- Executive Compensation -- Securities Authorized for Issuance Under Equity Compensation Plans" in the Proxy Statement.

     (b)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Beneficial Ownership" in the Proxy Statement.

     (c)  SECURITY OWNERSHIP CERTAIN BENEFICIAL OWNERS

          Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Beneficial Ownership" in the Proxy Statement.

     (d)  CHANGES IN CONTROL

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

          (1)  Financial  Statements.   The  following   consolidated  financial
               statements are incorporated by reference from Item 8 hereof:

                    Independent Auditors' Report

                    Consolidated Statements of Financial Condition as of June 30, 2002 and 2001

                    Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2002, 2001 and 2000

                    Consolidated Statements of Stockholders' Equity for the years ended June 30, 2002, 2001 and 2000

                    Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000

                    Notes to Consolidated Financial Statements for the years ended June 30, 2002, 2001 and 2000

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

      3.2                     Bylaws of HCB Bancshares, Inc. ****

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

      10.4                    Intentionally omitted.

      10.5                    Heartland Community Bank Directors' Retirement Plan, as amended*+

      10.6(a)                 Change-in-Control  Protective  Agreement between  Heartland  Community Bank and Scott
                              A. Swain *****+

      10.6(b)                 Change-in-Control  Protective  Agreement  between HCB  Bancshares,  Inc. and Scott A.
                              Swain *****+

      10.7(a)                 Employment  Agreement  by and between  Heartland  Community  Bank and  Charles  Black +

      10.7(b)                 Employment Agreement by and between HCB Bancshares, Inc. and Charles Black +

      10.8                    Standstill  Agreement  dated August 29, 2001, by and among HCB  Bancshares,  Inc. and
                              Stilwell Value Partners IV, L.P., Stilwell  Associates,  L.P., Stilwell Value LLC and
                              Joseph Stilwell***

      13                      Annual Report to Stockholders for the fiscal year ended June 30, 2002


      21                      Subsidiaries

      23.1                    Consent of BKD, LLP

      23.2                    Consent of Deloitte & Touche LLP

      99                      Certification

________________
* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-19093).
** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 0-22423)
*** Incorporated by reference to the Company's Current Report on Form 8-K filed on September 5, 2001 (File No. 0-22423).
**** Incorporated  by reference to the Company's  Quarterly  Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 0-22423) *****Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (File No. 0-22423)
+    Management contract or compensatory plan or arrangement.

     (b) REPORTS ON FORM 8-K. On April 26, 2002, the Registrant  filed a Current
         -------------------
Report on Form 8-K under item 5 to report the commencement of a stock repurchase program.

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

                                         HCB BANCSHARES, INC.


Date: September 25, 2002             By: /s/ Cameron D. McKeel
                                         ---------------------------------------
                                         Cameron D. McKeel
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:  /s/ Cameron D. McKeel                                    September 25, 2002
     ------------------------------------------------
     Cameron D. McKeel
     Director, President and Chief Executive Officer
     (Principal Executive Officer)

By:  /s/ Scott A. Swain                                       September 25, 2002
     ------------------------------------------------
     Scott A. Swain
     Senior Vice President and Chief Financial Officer
     (Principal Financial and Accounting Officer)

By:  /s/ Vida H. Lampkin                                      September 25, 2002
     ------------------------------------------------
     Vida H. Lampkin
     Chairman of the Board

By:  /s/ John G. Rich                                         September 25, 2002
     -------------------------------------------------
      John G. Rich
      Director

By:  /s/ Bruce D. Murry                                       September 25, 2002
     -------------------------------------------------
     Bruce D. Murry
     Director

By:  /s/ Carl E. Parker, Jr.                                  September 25, 2002
     -------------------------------------------------
     Carl E. Parker, Jr.
     Director

By:  /s/ F. Michael Akin                                      September 25, 2002
     -------------------------------------------------
     F. Michael Akin
     Director

By:  /s/ Clifford Steelman                                    September 25, 2002
     -------------------------------------------------
     Clifford Steelman
     Director

                                  CERTIFICATION


     I, Cameron D. McKeel, President and Chief Executive Officer of HCB Bancshares, Inc., certify that:


1.   I have reviewed this annual report on Form 10-K of HCB Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows on the registrant as of, and for, the periods presented in this annual report.


Date: September 25, 2002



                                         By: /s/ Cameron D. McKeel
                                             ----------------------------------
                                             Cameron D. McKeel
                                             Chief Executive Officer
                                             (Principal Executive Officer)

                                  CERTIFICATION


     I, Scott A. Swain, Senior Vice President and Chief Financial Officer of HCB Bancshares, Inc., certify that:


1.   I have reviewed this annual report on Form 10-K of HCB Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows on the registrant as of, and for, the periods presented in this annual report.


Date:  September 25, 2002



                           By: /s/ Scott A. Swain
                               -------------------------------------------------
                               Scott A. Swain
                               Senior Vice President and Chief Financial Officer (Principal Financial Officer)