Form 10-K/A
period 2002-06-30
HCB BANCSHARES INC
filed 2002-10-21
CIK 1029740

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________


                                   FORM 10-K/A
                               (Amendment No. 1)


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

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2002. (Parts II and IV)

2. Portions of Proxy Statement for the 2002 Annual Meeting of Stockholders. (Part III)

EXPLANATORY NOTE:

     This Form 10-K/A is being filed to correct several inadvertent typographical errors in Exhibit 13 to the Annual Report on Form 10-K of HCB Bancshares, Inc. (the "Company") for the fiscal year ended June 30, 2002. This Form 10-K/A corrects typographical errors in the Consolidated Statements of Stockholders' Equity on page 24 of Exhibit 13 and on the column header of the Rate-Volume table appearing on page 12 of Exhibit 13. This Form 10-K/A also amends Item 12 to include information herewith rather than incorporating such information by reference to the Company's definitive proxy materials.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     (a)  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS


          The following table sets forth certain information with respect to the Company's equity compensation plans.

                                                                                                   NUMBER OF SECURITIES REMAINING
                                                                                                   AVAILABLE FOR FUTURE ISSUANCE
                                  NUMBER OF SECURITIES TO BE ISSUED   WEIGHTED-AVERAGE EXERCISE      UNDER EQUITY COMPENSATION
                                    UPON EXERCISE OF OUTSTANDING        PRICE OF OUTSTANDING        PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                       OPTIONS, WARRANTS AND RIGHTS     OPTIONS, WARRANTS AND RIGHTS     REFLECTED IN COLUMN (A))
-------------                     --------------------------------   ----------------------------  -----------------------------
Equity compensation plans                     218,550                        $9.14                          51,607
  approved by security holders

Equity compensation plans not                    0                              0                             0
  approved by security holders

       Total                                  218,550                        $9.14                          51,607

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

      10.4                    Intentionally omitted.

      10.5                    Heartland Community Bank Directors' Retirement Plan, as amended*+

      10.6(a)                 Change-in-Control  Protective  Agreement between  Heartland  Community Bank and Scott
                              A. Swain *****+

      10.6(b)                 Change-in-Control  Protective  Agreement  between HCB  Bancshares,  Inc. and Scott A.
                              Swain *****+


      10.7(a)                 Employment  Agreement  by and between  Heartland  Community  Bank and  Charles  Black ******+

      10.7(b)                 Employment Agreement by and between HCB Bancshares, Inc. and Charles Black ******+


      10.8                    Standstill  Agreement  dated August 29, 2001, by and among HCB  Bancshares,  Inc. and
                              Stilwell Value Partners IV, L.P., Stilwell  Associates,  L.P., Stilwell Value LLC and
                              Joseph Stilwell***

      13                      Annual Report to Stockholders for the fiscal year ended June 30, 2002



      21                      Subsidiaries ******

      23.1                    Consent of BKD, LLP  ******

      23.2                    Consent of Deloitte & Touche LLP  ******

      99                      Certification

________________
* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-19093).
** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 0-22423)
*** Incorporated by reference to the Company's Current Report on Form 8-K filed on September 5, 2001 (File No. 0-22423).
**** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 0-22423)
***** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (File No. 0-22423)
****** Previously filed.
+      Management contract or compensatory plan or arrangement.


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

                                         HCB BANCSHARES, INC.



Date: October 18, 2002               By: /s/ Cameron D. McKeel
                                         ---------------------------------------
                                         Cameron D. McKeel
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)

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



Date: October 18, 2002



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



Date:  October 18, 2002



                           By: /s/ Scott A. Swain
                               -------------------------------------------------
                               Scott A. Swain
                               Senior Vice President and Chief Financial Officer (Principal Financial Officer)