Form 10-Q
period 2002-09-30
HCB BANCSHARES INC
filed 2002-11-12
CIK 1029740

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,497,196 shares of common stock outstanding as of October 31, 2002.

CONTENTS

PART I.   FINANCIAL INFORMATION
          ---------------------

          Item 1.  Condensed Consolidated Financial Statements

                   Condensed Consolidated Statements of Financial Condition at
                     September 30, 2002 (unaudited) and June 30, 2002

                   Condensed Consolidated Statements of Income and Comprehensive
                     Income Three Months Ended September 30, 2002 and 2001 (unaudited)

                   Condensed Consolidated Statements of Cash Flows Three Months
                     Ended September 30, 2002 and 2001 (unaudited)

                   Notes to Condensed Consolidated Financial Statements
                     (unaudited)

         Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations

         Item 3.   Quantitative and Qualitative Disclosures about Market Risk

         Item 4.   Controls and Procedures


PART II.  OTHER INFORMATION
          -----------------

          Item 1.  Legal Proceedings
          Item 2.  Changes in Securities
          Item 3.  Defaults upon Senior Securities
          Item 4.  Submission of Matters to a Vote of Security Holders
          Item 5.  Other Information
          Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2002 (UNAUDITED) and JUNE 30, 2002
----------------------------------------------------------------------------------------------------------------

                                                                             SEPTEMBER 30,
                                                                                 2002                  JUNE 30,
ASSETS                                                                        (UNAUDITED)                2002
                                                                             ---------------           --------
Cash and due from banks                                                       $  2,969,305          $  3,492,257
Interest-bearing deposits with banks                                            10,973,430            14,404,572
                                                                              ------------          ------------

   Cash and cash equivalents                                                    13,942,735            17,896,829

Investment securities available for sale, at fair value                        119,994,699           118,198,564
Loans receivable, net of allowance                                             113,127,749           124,176,898
Accrued interest receivable                                                      1,525,861             1,721,612
Federal Home Loan Bank stock                                                     4,710,300             4,709,900
Premises and equipment, net                                                      5,928,135             7,112,211
Goodwill, net                                                                           --               131,250
Real estate held for sale                                                          662,319               910,587
Other assets                                                                     1,012,357             1,567,443
                                                                              ------------          ------------
TOTAL                                                                         $260,904,155          $276,425,294
                                                                              ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Deposits                                                                   $150,199,483          $165,005,183
   Federal Home Loan Bank advances                                              79,965,146            82,263,936
   Advance payments by borrowers for
     taxes and insurance                                                           121,139               110,446
   Accrued interest payable                                                        672,067               740,008
   Other liabilities                                                             1,505,353             1,569,433
                                                                              ------------          ------------
                                     Total liabilities                         232,463,188           249,689,006
                                                                              ------------          ------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 10,000,000 shares authorized, 2,645,000 shares issued, 1,425,056 and 1,425,056 shares outstanding at
     September 30, 2002 and June 30, 2002, respectively                             26,450                26,450
   Additional paid-in capital                                                   25,858,029            25,832,641
   Unearned ESOP shares                                                           (793,500)             (846,400)
   Unearned MRP shares                                                            (107,375)             (116,169)
   Accumulated other comprehensive income                                        2,448,448             1,441,942
   Retained earnings                                                            15,561,179            14,950,088
                                                                              ------------          ------------
                                                                                42,993,231            41,288,552

   Treasury stock, at cost, 1,219,944 and 1,219,944 shares at
     September 30, 2002, and June 30, 2002, respectively                       (14,552,264)          (14,552,264)
                                                                              -------------         -------------
                                     Total stockholders' equity                 28,440,967            26,736,288
                                                                              ------------          ------------
TOTAL                                                                         $260,904,155          $276,425,294
                                                                              ============          ============

See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
------------------------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                            2002      (UNAUDITED)      2001
                                                            ----                       ----
INTEREST INCOME:
   Interest and fees on loans                              $2,275,167                $2,803,304
   Investment securities:
     Taxable                                                1,293,521                 1,373,940
     Nontaxable                                               321,862                   382,707
   Other                                                       80,992                   140,790
                                                           ----------                ----------
        Total interest income                               3,971,542                 4,700,741
                                                           ----------                ----------

INTEREST EXPENSE:

   Deposits                                                 1,064,439                 1,711,601
   Federal Home Loan Bank advances                          1,196,079                 1,326,236
   Note payable                                                    --                     1,000
                                                           ----------                ----------
        Total interest expense                              2,260,518                 3,038,837
                                                           ----------                 ---------

NET INTEREST INCOME                                         1,711,024                 1,661,904

PROVISION FOR LOAN AND INVESTMENT
   LOSSES                                                      90,000                    60,000
                                                           ----------                ----------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN AND INVESTMENT LOSSES                           1,621,024                 1,601,904
                                                           ----------                ----------

NONINTEREST INCOME:
   Service charges on deposit accounts                        234,716                   247,529
   Gain on sale of branch                                     742,942                        --
   Other                                                      150,137                   127,197
                                                           ----------                ----------
        Net noninterest income                              1,127,795                   374,726
                                                           ----------                ----------

NONINTEREST EXPENSE:
   Salaries and employee benefits                             985,805                   952,528
   Net occupancy expense                                      237,981                   276,859
   Communication, postage, printing and office supplies        91,677                   107,041
   Advertising                                                 43,464                    56,142
   Data processing                                             98,587                    81,089
   Professional fees                                          148,580                   121,930
   Amortization of goodwill                                        --                    18,750
   Other                                                      146,786                   101,008
                                                           ----------                ----------
        Total noninterest expense                           1,752,880                 1,715,347
                                                           ----------                ----------

INCOME BEFORE INCOME TAXES                                    995,939                   261,283

INCOME TAX PROVISION (BENEFIT)                                270,842                   (24,000)
                                                           ----------                -----------

NET INCOME                                                 $  725,097                $  285,283
                                                           ----------                ----------

                                                                                    (Continued)

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
-----------------------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                            2002      (UNAUDITED)      2001
                                                            ----                       ----
OTHER COMPREHENSIVE INCOME,
   NET OF TAX:
   Unrealized holding gain on securities arising
     during period                                        $ 1,006,506               $ 1,335,777
   Reclassification adjustment for gains
     included in net income                                        --                        --
                                                          -----------               -----------


        Other comprehensive income                          1,006,506                 1,335,777
                                                          -----------               -----------

COMPREHENSIVE INCOME                                      $ 1,731,603               $ 1,621,060
                                                          ===========               ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING
     BASIC                                                  1,343,943                 1,768,494
                                                          ===========               ===========
     DILUTED                                                1,427,939                 1,843,429
                                                          ===========               ===========

EARNINGS PER SHARE:
   Basic                                                    $ 0.54                    $ 0.16
                                                            ======                    ======
   Diluted                                                  $ 0.51                    $ 0.15
                                                            ======                    ======

DIVIDENDS PER SHARE                                         $ 0.08                    $ 0.06
                                                            ======                    ======

                                                                                     (Concluded)

See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
----------------------------------------------------------------------------------------------------------

                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                                      2002       (UNAUDITED)        2001
                                                                     ------                        -------
OPERATING ACTIVITIES:

   Net income                                                    $   725,097                   $   285,283
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
     Depreciation                                                    156,859                       192,616
     Amortization (accretion) of:
       Deferred loan origination fees                                 26,163                        (3,396)
       Goodwill                                                           --                        18,750
       Premiums and discounts on loans, net                             (958)                       (1,103)
       Premiums and discounts on investment securities, net           54,026                        19,050
     Provision for loan losses                                        90,000                        60,000
     Gain on sale of branch                                         (742,942)                           --
     Deferred income taxes                                           270,842                       (24,000)
     Originations of loans held for sale                          (7,143,961)                   (6,208,096)
     Proceeds from sales of loans                                  5,400,812                     5,899,495
     Stock compensation expense                                       87,082                        29,457
     Change in accrued interest receivable                           145,473                       118,090
     Change in accrued interest payable                              (33,253)                      (70,590)
     Change in other assets                                         (288,452)                       27,585
     Change in other liabilities                                     (47,581)                      (74,280)
                                                                 ------------                  ------------
       Net cash provided (used) by operating activities           (1,300,793)                      268,861
                                                                 ------------                  -----------

INVESTING ACTIVITIES:

   Purchases of investment securities - available for sale        (6,218,957)                   (4,827,871)
   Redemption (purchase) of Federal Home Loan Bank stock                (400)                       17,700
   Purchases of premises and equipment                              (211,239)                      (87,197)
   Net change due to branch sale                                  (2,523,471)                           --
   Loan originations, net of repayments                            4,448,935                    (3,651,670)
   Principal payments on investment securities                     5,934,096                     5,430,995
   Net increase in real estate held for resale                       (65,921)                      (64,831)
                                                                 ------------                  ------------
       Net cash provided (used) by investing activities            1,363,043                    (3,182,874)
                                                                 -----------                   ------------

                                                                                               (Continued)

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER, 2002 AND 2001 (UNAUDITED)
----------------------------------------------------------------------------------------------------------

                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                                      2002       (UNAUDITED)        2001
                                                                     ------                        -------
FINANCING ACTIVITIES:
   Net decrease in deposits                                     $ (1,614,241)                 $   (713,403)
   Advances from Federal Home Loan Bank                                   --                     2,056,000
   Repayment of Federal Home Loan Bank advances                   (2,298,790)                   (5,801,914)
   Net increase in advance payments by borrowers
     for taxes and insurance                                          10,693                        41,928
   Repayment of note payable                                              --                       (80,000)
   Purchase of treasury stock                                             --                    (1,656,813)
   Dividends paid                                                   (114,006)                     (108,387)
                                                                -------------                 -------------
       Net cash used by financing activities                      (4,016,344)                   (6,262,589)
                                                                -------------                 -------------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                     (3,954,094)                   (9,176,602)

CASH AND CASH EQUIVALENTS:

  Beginning of period                                             17,896,829                    18,410,021
                                                                ------------                  ------------

  End of period                                                 $ 13,942,735                  $  9,233,419
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

                                                                     (Concluded)

HCB BANCSHARES, INC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION

     HCB Bancshares, Inc. ("Bancshares"), incorporated under the laws of the State of Oklahoma, is a savings bank holding company that owns HCB Investments, Inc. ("HCBI") and HEARTLAND Community Bank and its subsidiary (the "Bank"). Bancshares' business is primarily that of owning the Bank, and participating in the Bank's activities. HCBI holds a $500,000 initial investment in EastPoint Technologies LLC, which is the company whose core processing software the Bank utilizes. The accompanying condensed consolidated financial statements include the accounts of Bancshares, HCBI, and the Bank and are collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q. Accordingly, they do not include all of the information required by generally accepted accounting principles. The unaudited statements reflect all adjustments, which are, in the opinion of management, necessary for fair presentation of the financial condition and results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. The condensed consolidated statements of income and comprehensive income for the three months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the Company's fiscal year ending June 30, 2003. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2002, contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

NOTE 2 - EARNINGS PER SHARE

     The weighted average number of common shares used to calculate earnings per share for the periods ended September 30, 2002 and 2001, were as follows:

                                           Three months ended
                                             September 30,
                                           2002         2001
                                           ----         ----
  Basic weighted - average shares       1,343,943    1,768,494
  Effect of dilutive securities            83,996       74,935
                                       ----------   ----------
  Diluted weighted - average shares     1,427,939    1,843,429
                                       ==========   ==========

     The Company has issued stock options that have the potential to be dilutive to its weighted average shares calculation, and were dilutive for the three months ending September 30, 2002 and 2001. In addition, the Company has issued MRP shares that have the potential to be dilutive to its weighted average shares calculation, but were anti-dilutive for these three month periods.

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

NOTE 4 - MONTICELLO BRANCH SALE

     On July 19, 2002, the Bank sold its Monticello branch to Simmons First Bank of South Arkansas. The sale included approximately $8.3 million in loans, $1.5 million in fixed assets, $0.2 million in other assets and $13.2 million in deposits. The Bank recognized a premium on the deposits of approximately $0.9 million and the difference was paid in cash to the buyer.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     When used in this Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

     The Bank's principal business consists of attracting savings deposits from the general public and investing those funds in loans secured by first mortgages on existing owner-occupied single-family residences in the Bank's primary market area, commercial and multi-family real estate loans and consumer and commercial business loans. The Bank also maintains a substantial investment portfolio of mortgage-related securities, nontaxable municipal securities, and U.S. government and agency securities.

     The Bank's net income is dependent primarily on its net interest income, which is the difference between interest income earned on its loans, mortgage-backed securities and securities portfolio and interest paid on customers' deposits and other borrowings. The Bank's net income is also affected by the level of noninterest income, such as service charges on customers' deposit accounts, net gains or losses on the sale of loans and securities and other fees. In addition, net income is affected by the level of noninterest expense, which primarily consists of employee compensation expenses, occupancy expenses and other expenses.

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

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS AND RATES

     The following table sets forth information regarding the Company's average interest-earning assets and interest-bearing liabilities and reflects the average yield of interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. Average balances are derived from daily balances. The table also presents information for the periods indicated with respect to the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, or "interest rate spread," which savings institutions have traditionally used as an indicator of profitability. Another indicator of an institution's net interest income is its "net yield on interest-earning assets," which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities. The yield on nontaxable securities has not been adjusted to a tax equivalent basis. The yield on available for sale securities is based on amortized cost. Loans on a nonaccrual basis are included in the computation of the average balance of loans receivable. Loan fees deferred and accreted into income are included in interest earned. Whenever interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

                                                                 Quarter Ended September 30,
                                          -------------------------------------------------------------------------
                                                        2002                                   2001
                                          -----------------------------------    ----------------------------------
                                                                     Average                               Average
                                             Average      Interest    Yield/    Average       Interest      Yield/
                                             Balance    Earned/Paid    Rate     Balance      Earned/Paid    Rate
                                             -------    -----------  -------    -------      -----------   -------
Interest-earning assets:
Loans receivable.........................  $116,001,697  $2,275,167   7.85%   $133,640,481    $2,803,304     8.39%
  Investment and mortgage-backed
  securities
   Taxable...............................    90,026,436   1,293,521   5.75      88,801,112     1,373,940     6.19
   Nontaxable............................    25,524,086     321,862   5.04      30,492,676       382,707     5.02
  FHLB stock.............................     4,675,384      35,354   3.02       4,693,588        95,245     8.12
  FHLB DDA...............................    10,986,527      45,033   1.64      10,647,850        43,175     1.62
  Other interest-earning assets..........       179,242         605   1.35         144,337         2,370     6.57
                                            -----------   ---------   ----     -----------     ---------     ----
   Total interest-earning assets.........   247,393,372   3,971,542   6.42     268,420,044     4,700,741     7.01
                                                          ---------                            ---------
Noninterest-earning assets...............    15,885,885                         16,058,237
                                            -----------                        -----------
   Total assets..........................  $263,279,257                       $284,478,281
                                            ===========                        ===========

Interest-bearing liabilities:
  NOW, MMDA, statement savings...........  $ 41,289,431     152,721   1.48    $ 42,609,454       303,069     2.85
  Time deposits..........................   104,293,869     911,718   3.50     110,326,785     1,408,532     5.11
  FHLB advances..........................    80,242,111   1,196,079   5.96      90,066,400     1,326,236     5.89
  Note payable...........................            --          --     --          58,261         1,000     6.87
                                            -----------   ---------   ----     -----------     ---------     ----
   Total interest-bearing liabilities....   225,825,411   2,260,518   4.00     243,060,900     3,038,837     5.00
                                                          ---------                            ---------
Noninterest-bearing liabilities..........     9,576,723                          8,766,453
                                            -----------                        -----------
   Total liabilities.....................   235,402,134                        251,827,353
Equity...................................    27,877,123                         32,650,928
                                            -----------                        -----------
   Total liabilities and equity..........  $263,279,257                       $284,478,281
                                            ===========                        ===========
Net interest income......................                $1,711,024                           $1,661,904
                                                          =========                            =========

Net interest rate spread.................                             2.42%                                  2.01%
                                                                      ====                                   ====
Net yield on interest-earning assets.....                             2.77%                                  2.48%
                                                                      ====                                   ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities                           109.55%                                110.43%
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

                                                    2002              vs.             2001
                                                ---------------------------------------------
                                                             Increase (Decrease)
                                                                   Due to
                                                ---------------------------------------------
                                                                            Rate/
                                                Volume         Rate        Volume       Total
                                                ------         ----        ------       -----
                                                                (In thousands)
Interest income:
  Loans receivable                              $ (370)       $ (182)       $  24       $(528)
  Investment and mortgage-backed securities
      Taxable                                       19           (98)          (1)        (80)
      Nontaxable                                   (62)            2           (1)        (61)
   FHLB stock                                       --           (60)          --         (60)
   FHLB DDA                                          1            --            1           2
  Other interest-earning assets                      1            (2)          (1)         (2)
                                                 -----         -----         ----        ----
     Total interest-earning assets                (411)         (340)          22        (729)
                                                 -----         -----         ----        ----
Interest expense:
  NOW, MMDA, statement savings                      (9)         (145)           4        (150)
  Time deposits                                    (77)         (444)          24        (497)
  FHLB advances                                   (145)           16           (1)       (130)
  Note payable                                      (1)           --           --          (1)
                                                 -----         -----         ----        ----
     Total interest-bearing liabilities           (232)         (573)          27        (778)
                                                 -----         -----         ----        ----
Change in net interest income                   $ (179)       $  233        $  (5)      $  49
                                                 =====         =====         ====        ====

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND JUNE 30, 2002

     The Company had consolidated total assets of $260.9 million and $276.4 million at September 30, 2002, and June 30, 2002, respectively. During the three month period ended September 30, 2002, the Company experienced a decrease in its consolidated loan portfolio from $124.2 million at June 30, 2002, to $113.1 million at September 30, 2002. Of the $11.1 million decrease, $8.3 million is due to the sale of loans in the Monticello branch sale.

     During this same period, investments and mortgage-backed securities increased from $118.2 million at June 30, 2002, to $120.0 million at September 30, 2002. While investments and mortgage-backed securities increased $1.8 million for the three month period ended September 30, 2002, there were $5.9 million in paydowns offset with purchases of $6.2 million and a $1.5 million increase in the market value of the securities.

     Deposits decreased from $165.0 million at June 30, 2002, to $150.2 million at September 30, 2002. Of the $14.8 million decrease, $13.2 million is due to the sale of deposits in the Monticello branch sale. Although the Bank's level of deposits has been sufficient to provide for adequate liquidity, the deposit market remains competitive. The outstanding balances of FHLB borrowings decreased from $82.3 million at June 30, 2002, to $80.0 million at September 30, 2002.

     Stockholders' equity amounted to $28.4 million at September 30, 2002, and $26.7 million at June 30, 2002. The changes in equity were primarily due to an increase in accumulated other comprehensive income and net income for the period. At September 30, 2002, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     Net Income. Net income for the three months ended September 30, 2002, was approximately $725,000 compared to net income of $285,000 for the three months ended September 30, 2001. The changes resulted primarily from an increase in net interest income of $49,000, an increase in noninterest income of $753,000 offset by an increase in the provision for loan and investment loss of $30,000, a decrease in the income tax benefit of $295,000 and a increase in noninterest expense of $37,000. The specific reasons for the above changes and the Monticello branch sale effect on net income are discussed below.

     Interest Income. Interest income for the three months ended September 30, 2002, was approximately $3,972,000, or $729,000 less than interest income for the three months ended September 30, 2001. The total average interest-earning assets decreased $21.0 million, while the yield decreased from 7.01% to 6.42%. Of the $729,000 decrease in interest income, $370,000 was due to volume decreases in loans, $182,000 was due to rate decreases on loans, $98,000 was due to rate decreases on taxable investment and mortgage-backed securities, $62,000 was due to volume decreases on nontaxable investments and mortgage-backed securities, $60,000 was due to rate decreases on FHLB stock, offset by an increase in the volume of taxable investments and mortgage-backed securities.

     For the three months ended September 30, 2002, compared to the three months ended September 30, 2001, the average balance of loans receivable decreased $17.6 million, total loan interest income decreased $528,000 and the average yield on loans decreased 54 basis points. For the same comparative periods, the average balance of investments and mortgage-backed securities receivable decreased $3.7 million, interest income decreased $141,000 and the average yield decreased 30 basis points. Further, the average balance of other interest-earning assets (primarily FHLB DDA's and FHLB stock) increased $0.3 million, interest income decreased $60,000 and the average yield decreased 159 basis points.

     On July 19, 2002, the Bank sold its Monticello branch that included approximately $8.3 million in loans at a rate of approximately 8.10 percent. This transaction had the effect of reducing average loans outstanding by approximately $6.5 million during the three months ended September 30, 2002, and reducing interest income by approximately $133,000 for the same period.

     Interest  Expense.  Total average  interest-bearing  liabilities  decreased
$17.2 million, while the average interest rate on such liabilities decreased from 5.00% to 4.00%. The average balance of interest-bearing deposits decreased $7.4 million, deposit interest expense decreased $647,000 and the average cost decreased 155 basis points. The average balance of FHLB advances decreased $9.8 million, FHLB interest expense decreased $130,000 and the average cost increased 7 basis points.

     Of the $778,000 decrease in interest expense, $86,000 was due to volume decreases in deposits, $589,000 was due to rate decreases on deposits, $145,000 was due to volume decreases on FHLB advances, offset by a $16,000 increase due to rate increases on FHLB advances and the difference is an increase due to both rate and volumes on deposits.

     On July 19, 2002, the Bank sold its Monticello branch that included approximately $13.2 million in deposits at a rate of approximately 2.90 percent. This transaction had the effect of reducing average deposits outstanding by approximately $10.4 million during the three months ended September 30, 2002, and reducing interest expense by approximately $75,000 for the same period.

     Net Interest Income. Net interest income for the three months ended September 30, 2002, was $1.7 million, or $49,000 more than net interest income for the three months ended September 30, 2001. The increase in net interest income for the three months ended September 30, 2002, compared to the three months ended September 30, 2001, was the result of an increase in our interest rate spread of 41 basis points. This trend reflects the liability sensitive nature of the Company which would, keeping all other things equal, typically show improved net interest income in a decreasing interest rate environment.

     Provision for Loan and Investment Losses. During the three months ended September 30, 2002, the Bank's management continued its review of the appropriateness of the amount of the allowance for loan and investment losses. Based on these reviews, management made a total of $90,000 in provision for loan losses for the three months ended September 30, 2002. The allowance for loan losses of $1.6 million at September 30, 2002, represented 1.38% of gross outstanding loans which compares to 1.22% as of June 30, 2002. The provision was made in consideration of reviews of individual loans and the fact that nonperforming loans as of September 30, 2002, as a percent of total loans increased to 1.51% from 1.44% as of June 30, 2002. In addition, total classified assets as a percent of the Bank's tangible capital plus allowance for loan loss was 35.9% as of September 30, 2002, which compares to 31.0% as of June 30, 2002. As of September 30, 2002, the Bank had $8.7 million in assets classified substandard or doubtful as compared to $7.1 million as of June 30, 2002.

     Management evaluates the carrying value of the loan portfolio periodically and provisions are made, if necessary. While management uses the best information available to make evaluations, future provisions to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based upon their judgments and the information available to them at the time of their examination.

     There were no significant changes in loan terms during the period, nor were there significant changes in the estimation methodologies employed or assumptions utilized. Nonperforming loan and loss trends did not indicate a need to substantially modify loss experience factors during the period.

     Noninterest Income. Noninterest income is typically comprised primarily of gains on the sales of loans and service charges on deposit accounts. However, for the three months ended September 30, 2002, the Company recognized a gain on the sale of its Monticello branch of approximately $743,000. Noninterest income for the three months ended September 30, 2002, was approximately $1,128,000 compared to approximately $375,000 for the three months ended September 30, 2001. This increase of approximately $753,000 is primarily the result of the $743,000 gain on the sale of the Monticello branch.

     Based on the average for the six months ended June 30, 2002, it is estimated that the sale of the Monticello branch will result in approximately a $49,000 decrease in noninterest income per quarter, primarily consisting of service charges on deposit accounts.

     Noninterest Expense. The major components of noninterest expense are salaries and employee benefits paid to or on behalf of the Company's employees and directors, professional fees paid to consultants, attorneys, and accountants, occupancy expense for ownership and maintenance of the Company's buildings, furniture and equipment and data processing expenses. Total noninterest expense for the three months ended September 30, 2002, was $1.75 million compared to $1.72 million for the three months ended September 30, 2001. Significant components of the increase in noninterest expense were a $33,000 increase in salaries and employee benefits, a $17,000 increase in data processing expense, a $27,000 increase in professional fees, a $46,000 increase in other expenses, offset by a $39,000 decrease in net occupancy expense, a $15,000 decrease in communication, postage, printing and office supplies, a $19,000 decrease in amortization of goodwill and a $13,000 decrease in advertising.

     Based on the average for the six months ended June 30, 2002, it is estimated that the sale of the Monticello branch will result in approximately a $93,000 decrease in noninterest expense per quarter, primarily as a result of decreased salaries and employee benefits, occupancy expense and data processing expense.

     Income Taxes. The effective income tax rates for the Company for the three months ended September 30, 2002 and 2001 were 27.2% and (9.2)%, respectively. The variance in the effective rate from the expected statutory rate is due primarily to tax exempt interest.

     The negative rate for fiscal three months ended September 30, 2001, is a net tax benefit and increases net income. The net tax benefit is primarily due to tax exempt income. The corresponding deferred tax asset totals approximately $1.7 million as of September 30, 2002, and $1.7 million as of June 30, 2002. The recoverability of this asset is entirely contingent upon the production of taxable income for income tax reporting purposes. Management anticipates that the Company will produce such income in the near future based on management's current forecasts of earnings.

SOURCES OF CAPITAL AND LIQUIDITY

     The Company has no business other than that of the Bank and banking related activities. Bancshares' primary sources of liquidity are cash, dividends paid by the Bank and earnings on investments and loans. In addition, the Bank is subject to regulatory limitations with respect to the payment of dividends to Bancshares.

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

     The Bank's primary sources of funds are savings deposits, borrowed funds, proceeds from principal and interest payments on loans and mortgage-backed securities, interest payments and maturities of investment securities and earnings. While scheduled principal repayments on loans and mortgage-backed securities and interest payments on investment securities are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors.

     At September 30, 2002 and June 30, 2002, the Company had designated all securities as available for sale. In addition to internal sources of funding, the Bank as a member of the FHLB, has substantial borrowing authority with the FHLB. The Bank's use of a particular source of funds is based on need, comparative total costs and availability.

     At September 30, 2002, the Bank had $4.5 million in commitments to originate loans (including unfunded portions of construction loans) and approximately $1.1 million in unused lines of credit. At the same date, the total amount of certificates of deposit which were scheduled to mature in one year or less was $84.7 million. Management anticipates that the Bank will have adequate resources to meet its current commitments through internal funding sources described above.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "MARKET RISK" in the Company's Annual Report on Form 10-K for the year ended June 30, 2002. There has been no material change in the Company's asset and liability position since June 30, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in 15 C. F. R. ' 240.13a-14(c) and 15 C. F. R. '240.15-14(c)) as of a date within ninety days prior to the filing of this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of evaluation.

PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings

     In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, the Company may be a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial statements of the Company.

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

         3.2      Bylaws of HCB Bancshares, Inc. as amended

         99 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Reports on Form 8-K:

     On July 31, 2002, the  Registrant  filed a Current Report on Form 8-K under item 5 to report the completed sale of its Monticello, Arkansas branch office to Simmons First Bank of South Arkansas.

     On August 26, 2002, the Registrant filed a Current Report on Form 8-K under item 5 to report the commencement of a stock repurchase program to acquire up to 75,171 shares of its common stock, representing approximately 5% of the outstanding common stock.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HCB BANCSHARES, INC.
                                           Registrant



Date:    November 8, 2002                  By: /s/Cameron D. McKeel
                                               --------------------------------
                                               Cameron D. McKeel
                                               President and Chief
                                               Executive Officer
                                               (Duly Authorized Representative)




Date:    November 8, 2002                  By: /s/Scott A. Swain
                                               --------------------------------
                                               Scott A. Swain
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)

                                  CERTIFICATION


I, Cameron D. McKeel, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of HCB Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 8, 2002

                               By: /s/ Cameron D. McKeel
                                   ---------------------------------------------
                                   Name: Cameron D. McKeel
                                   Title: President, and Chief Executive Officer

                                  CERTIFICATION


I, Scott A. Swain, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of HCB Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 8, 2002

                              By:   /s/ Scott A. Swain
                                    --------------------------------------
                                    Name:  Scott A. Swain
                                    Title: Senior Vice President, and
                                           Chief Financial Officer