Form 10-Q
period 2002-12-31
HCB BANCSHARES INC
filed 2003-02-11
CIK 1029740

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


Mark One
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2002.

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-22423

                              HCB BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              OKLAHOMA                                     62-1670792
--------------------------------                        ------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

237 Jackson Street, Camden, Arkansas                         71701
----------------------------------------                   ----------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,495,556 shares of common stock outstanding as of January 31, 2003.

CONTENTS


PART I.   FINANCIAL INFORMATION
          ---------------------

          Item 1.  Condensed Consolidated Financial Statements

                   Condensed Consolidated Statements of Financial Condition at
                     December 31, 2002 (unaudited) and June 30, 2002

                   Condensed Consolidated Statements of Income and Comprehensive
                     Income Three Months and Six Months Ended December 31, 2002 and 2001 (unaudited)

                   Condensed Consolidated Statements of Cash Flows Six Months
                     Ended December 31, 2002 and 2001 (unaudited)

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


SIGNATURES

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2002 (UNAUDITED) and JUNE 30, 2002
--------------------------------------------------------------------------------

                                                                             DECEMBER 31,
                                                                                 2002                  JUNE 30,
ASSETS                                                                        (UNAUDITED)                2002
                                                                             -------------             --------
Cash and due from banks                                                     $    2,681,621        $    3,492,257
Interest-bearing deposits with banks                                             7,067,439            14,404,572
                                                                            --------------        --------------
   Cash and cash equivalents                                                     9,749,060            17,896,829

Investment securities available for sale, at fair value                        122,306,020           118,198,564
Loans receivable, net of allowance                                             108,573,586           124,176,898
Accrued interest receivable                                                      1,433,717             1,721,612
Federal Home Loan Bank stock                                                     4,707,400             4,709,900
Premises and equipment, net                                                      5,755,096             7,112,211
Goodwill, net                                                                           --               131,250
Real estate held for sale                                                          575,353               910,587
Other assets                                                                     1,229,139             1,567,443
                                                                            --------------        --------------
TOTAL                                                                       $  254,329,371        $  276,425,294
                                                                            ==============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Deposits                                                                 $  149,215,730        $  165,005,183
   Federal Home Loan Bank advances                                              74,663,609            82,263,936
   Advance payments by borrowers for
     taxes and insurance                                                           103,596               110,446
   Accrued interest payable                                                        629,502               740,008
   Other liabilities                                                             1,268,095             1,569,433
                                                                            --------------        --------------
                                     Total liabilities                         225,880,532           249,689,006
                                                                            --------------        --------------
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 10,000,000 shares authorized,
     2,645,000 shares issued, 1,436,111 and 1,425,056 shares
     outstanding at December 31, 2002 and June 30, 2002, respectively               26,450                26,450
   Additional paid-in capital                                                   25,823,569            25,832,641
   Unearned ESOP shares                                                           (740,600)             (846,400)
   Unearned MRP shares                                                             (98,581)             (116,169)
   Accumulated other comprehensive income                                        2,257,353             1,441,942
   Retained earnings                                                            15,617,474            14,950,088
                                                                            --------------        --------------
                                                                                42,885,665            41,288,552

   Treasury stock, at cost, 1,208,889 and 1,219,944 shares at
     December 31, 2002, and June 30, 2002, respectively                        (14,436,826)          (14,552,264)
                                                                            --------------        --------------
                                     Total stockholders' equity                 28,448,839            26,736,288
                                                                            --------------        --------------
TOTAL                                                                       $  254,329,371        $  276,425,294
                                                                            ==============        ==============

See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     DECEMBER 31, (UNAUDITED)        DECEMBER 31, (UNAUDITED)
INTEREST INCOME:                                       2002            2001             2002           2001
                                                       ----            ----             ----           ----
   Interest and fees on loans                       $  2,093,179   $   2,734,733    $  4,368,346   $  5,538,037
   Investment securities:
     Taxable                                           1,245,780       1,358,102       2,539,301      2,732,042
     Nontaxable                                          318,580         321,747         640,442        704,454
   Other                                                  55,814          94,828         136,806        235,618
                                                    ------------   -------------    ------------   ------------
        Total interest income                          3,713,353       4,509,410       7,684,895      9,210,151
                                                    ------------   -------------    ------------   ------------

INTEREST EXPENSE:

   Deposits                                              963,242       1,496,927       2,027,681      3,208,528
   Federal Home Loan Bank advances                     1,167,684       1,299,450       2,363,763      2,625,686
   Note payable                                               --              --              --          1,000
                                                    ------------   -------------    ------------   ------------
        Total interest expense                         2,130,926       2,796,377       4,391,444      5,835,214
                                                    ------------   -------------    ------------   ------------

NET INTEREST INCOME                                    1,582,427       1,713,033       3,293,451      3,374,937

PROVISION FOR LOAN AND INVESTMENT
   LOSSES                                                203,000          99,000         293,000        159,000
                                                    ------------   -------------    ------------   ------------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN AND INVESTMENT LOSSES                      1,379,427       1,614,033       3,000,451      3,215,937
                                                    ------------   -------------    ------------   ------------
NONINTEREST INCOME:
   Service charges on deposit accounts                   226,133         272,674         460,849        520,203
   Gain on sale of investment securities                      --           1,518              --          1,518
   Gain on sale of branch                                     --              --         742,942             --
   Other                                                 177,333         155,017         327,470        282,214
                                                    ------------   -------------    ------------   ------------
        Net noninterest income                           403,466         429,209       1,531,261        803,935
                                                    ------------   -------------    ------------   ------------
NONINTEREST EXPENSE:
   Salaries and employee benefits                        949,534         988,297       1,935,339      1,940,825
   Net occupancy expense                                 219,182         259,498         457,163        536,357
   Communication, postage, printing and
     office supplies                                      96,606         107,221         188,283        214,262
   Advertising                                            45,729          98,141          89,193        154,283
   Data processing                                        88,639          85,691         187,226        166,780
   Professional fees                                     128,703         130,117         277,283        252,047
   Amortization of goodwill                                   --          18,750              --         37,500
   Other                                                 135,562         111,196         282,348        212,204
                                                    ------------   -------------    ------------   ------------
        Total noninterest expense                      1,663,955       1,798,911       3,416,835      3,514,258
                                                    ------------   -------------    ------------   ------------
INCOME BEFORE INCOME TAXES                               118,938         244,331       1,114,877        505,614

INCOME TAX PROVISION (BENEFIT)                           (66,606)         (9,000)        204,236        (33,000)
                                                    ------------   -------------    ------------   ------------
NET INCOME                                          $    185,544   $     253,331    $    910,641   $    538,614
                                                    ------------   -------------    ------------   ------------

                                                                                                    (Continued)

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                    DECEMBER 31, (UNAUDITED)        DECEMBER 31, (UNAUDITED)
                                                       2002           2001             2002          2001
                                                       ----           ----             ----          ----
OTHER COMPREHENSIVE (LOSS) INCOME,
   NET OF TAX:
   Unrealized holding (loss) gain on securities
     arising during period                          $   (191,095)  $  (1,202,928)   $    815,411   $    132,849
   Reclassification adjustment for gains
     included in net income                                   --          (1,518)             --         (1,518)
                                                    ------------   -------------    ------------   ------------

        Other comprehensive (loss) income               (191,095)     (1,204,446)        815,411        131,331
                                                    ------------   -------------    ------------   ------------
COMPREHENSIVE INCOME                                $     (5,551)  $    (951,115)   $  1,726,052   $    669,945
                                                    ============   =============    ============   ============
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING
     BASIC                                             1,356,781       1,691,522       1,350,362      1,730,008
                                                    ============   =============    ============   ============
     DILUTED                                           1,445,945       1,762,565       1,431,835      1,802,986
                                                    ============   =============    ============   ============

EARNINGS PER SHARE:
   Basic                                                $  0.14         $ 0.15          $  0.67         $ 0.31
                                                        =======         ======          =======         ======
   Diluted                                              $  0.13         $ 0.14          $  0.64         $ 0.30
                                                        =======         ======          =======         ======
DIVIDENDS PER SHARE                                     $  0.09         $ 0.07          $  0.17         $ 0.13
                                                        =======         ======          =======         ======

                                                                                               (Concluded)

See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                      SIX MONTHS ENDED DECEMBER 31,
                                                                      2002       (UNAUDITED)        2001
                                                                      ----                          ----
OPERATING ACTIVITIES:

   Net income                                                  $     910,641                 $     538,614

   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
     Depreciation                                                    300,823                       378,512
     Amortization (accretion) of:
       Deferred loan origination fees                                (45,436)                      (52,588)
       Goodwill                                                           --                        37,500
       Premiums and discounts on loans, net                           (2,206)                       (8,658)
       Premiums and discounts on investment securities, net          194,253                        49,323
     Net gain on sale of investments securities                           --                        (1,518)
     Provision for loan losses                                       293,000                       159,000
     Gain on sale of branch                                         (742,942)                           --
     Deferred income taxes                                          (204,236)                      (33,000)
     Originations of loans held for sale                         (16,316,580)                  (15,253,558)
     Proceeds from sales of loans                                 13,751,322                    12,888,924
     Stock compensation expense                                      114,316                       105,956
     Change in accrued interest receivable                           237,617                        89,576
     Change in accrued interest payable                              (75,818)                     (144,394)
     Change in other assets                                          100,041                        20,401
     Change in other liabilities                                    (296,464)                      (45,892)
                                                               -------------                 -------------
       Net cash used by operating activities                      (1,781,669)                   (1,271,802)
                                                               -------------                 -------------

INVESTING ACTIVITIES:

   Purchases of investment securities - available for sale       (21,531,849)                  (12,959,370)
   Proceeds from sales of investment securities                           --                     4,995,348
   Redemption of Federal Home Loan Bank stock                          2,500                        25,500
   Purchases of premises and equipment                              (182,164)                     (205,152)
   Net change due to branch sale                                  (2,523,471)                           --
   Loan originations, net of repayments                            9,695,054                       869,146
   Principal payments on investment securities                    18,485,773                    11,685,186
   Net decrease (increase) in real estate held for resale             21,045                      (556,196)
                                                               -------------                 -------------
       Net cash provided by investing activities                   3,966,888                     3,854,462
                                                               -------------                 -------------

                                                                                                (Continued)

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                      SIX MONTHS ENDED DECEMBER 31,
                                                                      2002       (UNAUDITED)        2001
                                                                      ----                          ----
FINANCING ACTIVITIES:
   Net (decrease) increase in deposits                         $  (2,597,994)                $   3,963,247
   Advances from Federal Home Loan Bank                                   --                     2,056,000
   Repayment of Federal Home Loan Bank advances                   (7,600,327)                   (7,591,099)
   Net decrease in advance payments by borrowers
     for taxes and insurance                                          (6,850)                      (41,881)
   Repayment of note payable                                              --                       (80,000)
   Purchase of treasury stock                                             --                    (1,986,815)
   Payment for treasury stock options exercised                      115,438                            --
   Dividends paid                                                   (243,255)                     (232,938)
                                                               -------------                 -------------
       Net cash used by financing activities                     (10,332,988)                   (3,913,486)
                                                               -------------                 -------------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                     (8,147,769)                   (1,330,826)

CASH AND CASH EQUIVALENTS:

  Beginning of period                                             17,896,829                    18,410,021
                                                               -------------                 -------------
  End of period                                                $   9,749,060                 $  17,079,195
                                                               =============                 =============

See accompanying notes to condensed consolidated financial statements.

                                                                     (Concluded)

HCB BANCSHARES, INC.

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

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q. Accordingly, they do not include all of the information required by generally accepted accounting principles. The unaudited statements reflect all adjustments, which are, in the opinion of management, necessary for fair presentation of the financial condition and results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. The condensed consolidated statements of income and comprehensive income for the six months ended December 31, 2002, are not necessarily indicative of the results that may be expected for the Company's fiscal year ending June 30, 2003. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2002, contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

NOTE 2 - EARNINGS PER SHARE

     The weighted average number of common shares used to calculate earnings per share for the three and six month periods ended December 31, 2002 and 2001, were as follows:

                                         Three months ended                Six months ended
                                            December 31,                     December 31,
                                           2002         2001                2002         2001
                                           ----         ----                ----         ----

  Basic weighted - average shares       1,356,781    1,691,522           1,350,362    1,730,008
  Effect of dilutive securities            89,164       71,043              81,473       72,978
                                        ---------    ---------           ---------    ---------
  Diluted weighted - average shares     1,445,945    1,762,565           1,431,835    1,802,986
                                        =========    =========           =========    =========

     The Company has issued stock options that have the potential to be dilutive to its weighted average shares calculation, and were dilutive for the three and six month periods ending December 31, 2002 and 2001. In addition, the Company has issued MRP shares that have the potential to be dilutive to its weighted average shares calculation, but these shares were anti-dilutive for these periods.

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

SIGNIFICANT ACCOUNTING POLICIES

     The Company's significant accounting policies are set forth in note 1 of the consolidated financial statements as of June 30, 2002 which was filed on Form 10-K. Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management's most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements.

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

                                                               Three Months Ended December 31,
                                             ---------------------------------------------------------------------
                                                        2002                                   2001
                                             ------------------------------      ----------------------------------
                                                                    Average                                 Average
                                             Average      Interest   Yield/      Average       Interest     Yield/
                                             Balance    Earned/Paid   Rate       Balance      Earned/Paid    Rate
Interest-earning assets:
Loans receivable......................... $ 111,200,080 $ 2,093,179   7.53%  $ 135,418,541   $ 2,734,733     8.08%
  Investment and mortgage-backed
  securities
   Taxable...............................    94,397,277   1,245,780   5.28      90,029,793     1,358,102     6.03
   Nontaxable............................    25,390,510     318,580   5.02      25,668,648       321,747     5.01
  FHLB stock.............................     4,675,352      32,407   2.77       4,675,852        35,358     3.02
  FHLB DDA...............................     6,427,468      22,541   1.40      11,324,382        58,237     2.06
  Other interest-earning assets..........       187,662         866   1.85         157,914         1,233     3.12
                                          ------------- -----------   ----   -------------   -----------     ----
   Total interest-earning assets.........   242,278,349   3,713,353   6.13     267,275,130     4,509,410     6.75
                                                        -----------                          -----------
Noninterest-earning assets...............    15,163,206                         17,017,965
                                          -------------                      -------------
   Total assets.......................... $ 257,441,555                      $ 284,293,095
                                          =============                      =============
Interest-bearing liabilities:
  NOW, MMDA, statement savings........... $  40,738,430     139,870   1.37   $  43,074,550       190,206     1.77
  Time deposits..........................   100,561,510     823,372   3.28     113,199,574     1,306,721     4.62
  FHLB advances..........................    78,352,380   1,167,684   5.96      87,473,612     1,299,450     5.94
                                          ------------- -----------   ----   -------------   -----------     ----
  Total interest-bearing liabilities.....   219,652,320   2,130,926   3.88      243,747,736    2,796,377     4.59
                                                        -----------                          -----------
Noninterest-bearing liabilities..........     9,347,375                          8,415,659
                                          -------------                      -------------
   Total liabilities.....................   228,999,695                        252,163,395
Equity...................................    28,441,860                         32,129,700
                                          -------------                      -------------
   Total liabilities and equity.......... $ 257,441,555                      $ 284,293,095
                                          =============                      =============
Net interest income......................               $  1,582,427                         $ 1,713,033
                                                        ============                         ===========
Net interest rate spread.................                             2.25%                                  2.16%
                                                                      ====                                   ====
Net yield on interest-earning assets.....                             2.61%                                  2.56%
                                                                      ====                                   ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities                           110.30%                                109.65%
                                                                    ======                                 ======


                                                                Six Months Ended December 31,
                                             ---------------------------------------------------------------------
                                                        2002                                   2001
                                             -------------------------------    -----------------------------------
                                                                    Average                                 Average
                                             Average      Interest   Yield/      Average       Interest     Yield/
                                             Balance    Earned/Paid   Rate       Balance      Earned/Paid    Rate
Interest-earning assets:
Loans receivable......................... $ 113,247,235 $ 4,368,346   7.71%  $ 134,529,754   $ 5,538,037     8.23%
  Investment and mortgage-backed
  securities
   Taxable...............................    92,524,326   2,539,301   5.49      89,548,350     2,732,042     6.10
   Nontaxable............................    25,457,302     640,442   5.03      28,080,657       704,454     5.02
  FHLB stock.............................     4,675,368      67,761   2.90       4,684,720        78,532     3.35
  FHLB DDA...............................     8,391,699      67,575   1.61      10,854,223       153,482     2.83
  Other interest-earning assets..........       184,816       1,470   1.59         150,308         3,604     4.80
                                          ------------- -----------   ----   -------------   -----------     ----
   Total interest-earning assets.........   244,480,746   7,684,895   6.29     267,848,012     9,210,151     6.88
                                                        -----------                          -----------
Noninterest-earning assets...............    15,544,720                         16,540,115
                                          -------------                      -------------
   Total assets.......................... $ 260,025,466                      $ 284,388,127
                                          =============                      =============
Interest-bearing liabilities:
  NOW, MMDA, statement savings........... $  40,539,554     292,591   1.44   $  43,162,699       493,275     2.29
  Time deposits..........................   102,427,690   1,735,090   3.39     111,763,180     2,715,253     4.86
  FHLB advances..........................    79,297,245   2,363,763   5.96      88,770,006     2,625,686     5.92
  Note payable...........................            --          --     --          29,130         1,000     6.87
                                          ------------- -----------   ----   -------------   -----------     ----
   Total interest-bearing liabilities....   222,264,489   4,391,444   3.95     243,725,015     5,835,214     4.79
                                                        -----------                          -----------
Noninterest-bearing liabilities..........     9,602,620                          8,567,516
                                          -------------                      -------------
   Total liabilities.....................   231,867,109                        252,292,531
Equity...................................    28,158,357                         32,095,596
                                          -------------                      -------------
   Total liabilities and equity.......... $ 260,025,466                      $ 284,388,127
                                          =============                      =============
Net interest income......................               $ 3,293,451                          $ 3,374,937
                                                        ===========                          ===========
Net interest rate spread.................                             2.34%                                  2.09%
                                                                      ====                                   ====
Net yield on interest-earning assets.....                             2.69%                                  2.52%
                                                                      ====                                   ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities                           110.00%                                109.90%
                                                                    ======                                 ======

RATE/VOLUME ANALYSIS

     The following table analyzes dollar amounts of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period's rate) and (ii) changes attributable to rate (changes in rate multiplied by the current period's volume).

                                      Three Months Ended December 31             Six Months Ended December 31
                                    ----------------------------------       -------------------------------------
                                      2002          vs.         2001          2002          vs.          2001
                                    ----------------------------------       -------------------------------------
                                        Increase (Decrease) Due to               Increase (Decrease) Due to
                                    ----------------------------------       -------------------------------------
                                    Volume         Rate          Total       Volume         Rate            Total
                                    ------         ----          -----       ------         ----            -----
                                               (In thousands)                           (In thousands)
Interest income:
  Loans receivable                  $ (489)       $ (153)       $  (642)     $  (876)       $ (294)      $  (1,170)
  Investment and
   mortgage-backed securities
      Taxable                           66          (178)          (112)          91          (284)           (193)
      Nontaxable                        (3)           --             (3)         (66)            2             (64)
   FHLB stock                           --            (3)            (3)          --           (11)            (11)
   FHLB DDA                            (25)          (11)           (36)         (35)          (51)            (86)
  Other interest-earning assets         --            --             --            1            (2)             (1)
                                    ------        ------        -------      -------        ------       ---------
     Total interest-earning assets    (451)         (345)          (796)        (885)         (640)         (1,525)
                                    ------        ------        -------      -------        ------       ---------
Interest expense:
  NOW, MMDA, statement savings         (10)          (40)           (50)         (30)         (171)           (201)
  Time deposits                       (146)         (337)          (483)        (227)         (753)           (980)
  FHLB advances                       (135)            3           (132)        (280)           18            (262)
  Note payable                          --            --             --           (1)           --              (1)
                                    ------        ------        -------      -------        ------       ---------
     Total interest-bearing
       liabilities                    (291)         (374)          (665)        (538)         (906)         (1,444)
                                    ------        ------        -------      -------        ------       ---------
Change in net interest income       $ (160)       $   29        $  (131)     $  (347)       $  266       $     (81)
                                    ======        ======        =======      =======        ======       =========

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2002 AND JUNE 30, 2002

     The Company had consolidated total assets of $254.3 million and $276.4 million at December 31, 2002, and June 30, 2002, respectively. During the six month period ended December 31, 2002, the Company experienced a decrease in its consolidated loan portfolio from $124.2 million at June 30, 2002, to $108.6 million at December 31, 2002. Of the $15.6 million decrease, $8.3 million is due to the sale of loans in the Monticello branch sale. The remaining $7.3 million decrease in loans is attributed to slow loan demand combined with significant competition.

     During this same period, investments and mortgage-backed securities increased from $118.2 million at June 30, 2002, to $122.3 million at December 31, 2002. While investments and mortgage-backed securities increased $4.1 million for the six month period ended December 31, 2002, there were $18.5 million in paydowns offset with purchases of $21.5 million and a $1.3 million increase in the market value of the securities. The Bank continues to purchase securities to replace both loan prepayments and securities prepayments. The Bank's emphasis in purchasing securities has been mortgage-backed securities with short (2-3 years) average lives and very little extension risk (not more than 5 years estimated average life) if interest rates rise significantly.

     Deposits decreased from $165.0 million at June 30, 2002, to $149.2 million at December 31, 2002. Of the $15.8 million decrease, $13.2 million is due to the sale of deposits in the Monticello branch sale. Although the Bank's level of deposits has been sufficient to provide for adequate liquidity, the deposit market remains competitive. The outstanding balances of FHLB borrowings decreased from $82.3 million at June 30, 2002, to $74.7 million at December 31, 2002.

     Stockholders' equity amounted to $28.4 million at December 31, 2002, and $26.7 million at June 30, 2002. The changes in equity were primarily due to an increase in accumulated other comprehensive income and net income for the period. At December 31, 2002, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

     Net Income. Net income for the three months ended December 31, 2002, was approximately $186,000 compared to net income of $253,000 for the three months ended December 31, 2001. The changes resulted primarily from a decrease in net interest income of $131,000, a decrease in noninterest income of $26,000 an increase in the provision for loan and investment loss of $104,000, offset by a decrease in noninterest expense of $135,000 and an increase in the income tax benefit of $58,000.

     Net income for the six months ended December 31, 2002, was approximately $911,000 compared to net income of $539,000 for the six months ended December 31, 2001. The changes resulted primarily from a decrease in net interest income of $81,000, an increase in the provision for loan and investment loss of $134,000, a decrease in the income tax benefit of $237,000, offset by an increase in noninterest income of $727,000 and a decrease in noninterest expense of $97,000. The specific reasons for the above changes and the Monticello branch sale effect on net income are discussed below.

     Interest Income. Interest income for the three months ended December 31, 2002, was approximately $3,713,000, or $796,000 less than interest income for the three months ended December 31, 2001. The total average interest-earning assets decreased $25.0 million, while the yield decreased from 6.75% to 6.13%. Of the $796,000 decrease in interest income, $489,000 and $153,000 was due to volume and rate decreases, respectively in loans, $178,000 was due to rate decreases on taxable investment and mortgage-backed securities, $3,000 was due to volume decreases on nontaxable investments, $3,000 was due to rate decreases on FHLB stock, $25,000 and $11,000 was due to volume and rate decreases, respectively on FHLB DDA, offset by a $66,000 increase in the volume of taxable investments and mortgage-backed securities.

     For the three months ended December 31, 2002, compared to the three months ended December 31, 2001, the average balance of loans receivable decreased $24.2 million, total loan interest income decreased $642,000 and the average yield on loans decreased 55 basis points. For the same comparative periods, the average balance of investments and mortgage-backed securities receivable increased $4.1 million, interest income decreased $115,000 and the average yield decreased 59 basis points. Further, the average balance of other interest-earning assets (primarily FHLB DDA's and FHLB stock) decreased $4.9 million, interest income decreased $39,000 and the average yield decreased 37 basis points.

     Interest income for the six months ended December 31, 2002, was approximately $7,685,000, or $1,525,000 less than interest income for the six months ended December 31, 2001. The total average interest-earning assets decreased $23.4 million, while the yield decreased from 6.88% to 6.29%. Of the $1,525,000 decrease in interest income, $876,000 and $294,000 was due to volume and rate decreases, respectively in loans, $284,000 was due to rate decreases on taxable investment and mortgage-backed securities, $66,000 was due to volume decreases on nontaxable investments, $11,000 was due to rate decreases on FHLB stock, $35,000 and $51,000 was due to volume and rate decreases, respectively on FHLB DDA, offset primarily by an $91,000 increase in the volume of taxable investments and mortgage-backed securities.

     For the six months ended December 31, 2002, compared to the six months ended December 31, 2001, the average balance of loans receivable decreased $21.3 million, total loan interest income decreased $1,170,000 and the average yield on loans decreased 52 basis points. For the same comparative periods, the average balance of investments and mortgage-backed securities receivable increased $353,000, interest income decreased $257,000 and the average yield decreased 45 basis points. Further, the average balance of other interest-earning assets (primarily FHLB DDA's and FHLB stock) decreased $2.4 million, interest income decreased $99,000 and the average yield decreased 94 basis points.

     Interest Expense. For the three months ended December 31, 2002, compared to the three months ended December 31, 2001, the average balance of interest-bearing liabilities decreased $24.1 million, total interest expense decreased $665,000 and the average cost decreased 71 basis points. The average balance of interest-bearing deposits decreased $15.0 million, deposit interest expense decreased $534,000 and the average cost decreased 110 basis points. The average balance of FHLB advances decreased $9.1 million, FHLB interest expense decreased $132,000 and the average cost increased 2 basis points.

     Of the $665,000 decrease in interest expense, $156,000 was due to volume decreases in deposits, $377,000 was due to rate decreases on deposits, and $135,000 was due to volume decreases on FHLB advances offset by a $3,000 increase due to average rate increases on FHLB advances.

     For the six months ended December 31, 2002, compared to the six months ended December 31, 2001, the average balance of interest bearing liabilities decreased $21.5 million, total interest expense decreased $1,444,000 and the average cost decreased 84 basis points. The average balance of interest-bearing deposits decreased $12.0 million, deposit interest expense decreased $1,181,000 and the average cost decreased 130 basis points. The average balance of FHLB advances decreased $9.5 million, FHLB interest expense decreased $262,000 and the average cost increased 4 basis points.

     Of the $1,444,000 decrease in interest expense, $257,000 was due to volume decreases in deposits, $924,000 was due to rate decreases on deposits, and $280,000 was due to volume decreases on FHLB advances primarily offset by a $18,000 increase due to average rate increases on FHLB advances.

     Net Interest Income. Net interest income for the three months ended December 31, 2002, was $1.6 million, or $131,000 less than net interest income for the three months ended December 31, 2001. The decrease in net interest income for the three months ended December 31, 2002, compared to the three months ended December 31, 2001, even though our net interest spread increased 9 basis points, was the result of the overall decrease in our average balance sheet.

     Net interest income for the six months ended December 31, 2002, was $3.3 million, or $81,000 less than net interest income for the six months ended December 31, 2001. The decrease in net interest income for the six months ended December 31, 2002, compared to the six months ended December 31, 2001, even though our net interest spread increased 25 basis points, was the result of the overall decrease in our average balance sheet.

     Provision for Loan and Investment Losses. During the three months ended December 31, 2002, the Bank's management continued its review of the appropriateness of the amount of the allowance for loan and investment losses. Based on these reviews, management made a total of $203,000 in provision for loan losses. The allowance for loan losses of $1.7 million at December 31, 2002, represented 1.47% of gross outstanding loans, which compares to 1.22% as of June 30, 2002. The provision was made in consideration of reviews of individual loans and the fact that nonperforming loans as of December 31, 2002, as a percent of total loans increased to 1.92% from 1.44% as of June 30, 2002. In addition, total classified assets as a percent of the Bank's tangible capital plus allowance for loan loss was 43.4% as of December 31, 2002, which compares to 31.0% as of June 30, 2002. As of December 31, 2002, the Bank had $10.6 million in assets classified substandard or doubtful as compared to $7.1 million as of June 30, 2002.

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

     Noninterest Income. Noninterest income is typically comprised primarily of gains on the sales of loans and service charges on deposit accounts. Noninterest income for the three months ended December 31, 2002, was approximately $403,000 compared to approximately $429,000 for the three months ended December 31, 2001. As expected, service charge income on deposit accounts decreased due to the sale of the Monticello branch. However, part of this decrease is made up for in an increase in other noninterest income that is primarily gains on the sales of loans held for sale.

     Noninterest income for the six months ended December 31, 2002, was approximately $1,531,000 compared to approximately $804,000 for the six months ended December 31, 2001. As expected, service charge income on deposit accounts decreased due to the sale of the Monticello branch. However, part of this decrease is made up for in an increase in other noninterest income that is primarily gains on the sales of loans held for sale. In addition, for the six months ended December 31, 2002, the Company recognized a gain on the sale of its Monticello branch of approximately $743,000.

     Noninterest Expense. The major components of noninterest expense are salaries and employee benefits paid to or on behalf of the Company's employees and directors, professional fees paid to consultants, attorneys, and accountants, occupancy expense for ownership and maintenance of the Company's buildings, furniture and equipment and data processing expenses. Total noninterest expense for the three months ended December 31, 2002, was $1.66 million compared to $1.80 million for the three months ended December 31, 2001. Significant components of the decrease in noninterest expense were a $38,000 decrease in salaries and employee benefits, a $40,000 decrease in net occupancy expense, a $52,000 decrease in advertising, a $19,000 decrease in amortization of goodwill, offset slightly by a $24,000 increase in other expense.

     Total noninterest expense for the six months ended December 31, 2002, was $3.4 million compared to $3.5 million for the six months ended December 31, 2001. Significant components of the decrease in noninterest expense were a $79,000 decrease in net occupancy expense, a $26,000 decrease in communication, postage, printing and office supplies, a $65,000 decrease in advertising, a $38,000 decrease in amortization of goodwill, offset by a $20,000 increase in data processing expense, a $25,000 increase in professional fees, and a $70,000 increase in other expenses.

     Income Taxes. The effective income tax rates for the Company for the three months ended December 31, 2002 and 2001 were (56.00)% and (3.68)%, respectively. The effective income tax rates for the Company for the six months ended December 31, 2002 and 2001 were 18.32% and (6.53)%, respectively. The variance in the effective rate from the expected statutory rate is due primarily to tax exempt interest.

     The negative effective tax rates disclosed above is a net tax benefit and increases net income. The net tax benefit is primarily due to tax-exempt income. The corresponding deferred tax asset totals approximately $1.7 million as of December 31, 2002, and $1.7 million as of June 30, 2002. The recoverability of this asset is entirely contingent upon the production of taxable income for income tax reporting purposes. Management anticipates that the Company will produce such income in the near future based on management's current forecasts of earnings.

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

     At December 31, 2002 and June 30, 2002, the Company had designated all securities as available for sale. In addition to internal sources of funding, the Bank as a member of the FHLB, has substantial borrowing authority with the FHLB. The Bank's use of a particular source of funds is based on need, comparative total costs and availability.

     At December 31, 2002, the Bank had $4.5 million in commitments to originate loans (including unfunded portions of construction loans) and approximately $0.7 million in unused lines of credit. At the same date, the total amount of certificates of deposit which were scheduled to mature in one year or less was $83.6 million. Management anticipates that the Bank will have adequate resources to meet its current commitments through internal funding sources described above.

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

Item 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in 15 C. F. R.ss.240.13a-14(c) and 15 C. F. R.ss.240.15-14(c)) as of a date within ninety days prior to the filing of this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective.

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

     None

Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on November 21, 2002. 1,127,453 shares of the Company's common stock were represented at the Annual Meeting in person or by proxy.

     Stockholders voted in favor of the election of three nominees for director. The voting results for each nominee were as follows:

                                            Votes in Favor
         Nominee                             of Election       Votes Withheld
         -----------------                  --------------     --------------
         Cameron D. McKeel                     1,107,003           20,450
         Bruce D. Murry                        1,107,978           19,475
         F. Michael Akin                       1,107,383           20,070

         There were no broker non-votes.

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     Exhibits:

     99 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HCB BANCSHARES, INC.
                                            Registrant



Date:    February 11, 2003                  By: /s/ Vida H. Lampkin
                                                --------------------------------
                                                Vida H. Lampkin
                                                Chairman of the Board and
                                                Interim President and Chief
                                                Executive Officer
                                                (Duly Authorized Representative)




Date:    February 11, 2003                  By: /s/Scott A. Swain
                                                --------------------------------
                                                Scott A. Swain
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

                                  CERTIFICATION


I, Vida H. Lampkin, Chairman of the Board and Interim President and Chief Executive Officer of HCB Bancshares, Inc., certify that:

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

Date:   February 11, 2003

                                By: /s/ Vida H. Lampkin
                                    --------------------------------------------
                                    Name:  Vida H. Lampkin
                                    Title: Chairman of the Board and Interim
                                           President and Chief Executive Officer

                                  CERTIFICATION

I, Scott A. Swain, Senior Vice President and Chief Financial Officer, certify that:

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

Date:   February 11, 2003

                                  By: /s/ Scott A. Swain
                                      ---------------------------------------
                                      Name:  Scott A. Swain
                                      Title: Senior Vice President and
                                      Chief Financial Officer