Form 10-Q
period 2003-03-31
HCB BANCSHARES INC
filed 2003-05-09
CIK 1029740

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,461,199 shares of common stock outstanding as of April 30, 2003.

CONTENTS



PART I.   FINANCIAL INFORMATION
          ---------------------

          Item 1.  Condensed Consolidated Financial Statements

                   Condensed Consolidated Statements of Financial Condition at
                     March 31, 2003 (unaudited) and June 30, 2002

                   Condensed Consolidated Statements of Income and Comprehensive
                     Income Three Months and Nine Months Ended March 31, 2003 and 2002 (unaudited)

                   Condensed Consolidated Statements of Cash Flows Nine Months
                     Ended March 31, 2003 and 2002 (unaudited)

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


SIGNATURES

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2003 (UNAUDITED) and JUNE 30, 2002
----------------------------------------------------------------------------------------------------------------

                                                                              MARCH 31,
                                                                                 2003                  JUNE 30,
ASSETS                                                                        (UNAUDITED)                2002
                                                                             ---------------           --------
Cash and due from banks                                                      $   2,948,907         $   3,492,257
Interest-bearing deposits with banks                                             7,049,534            14,404,572
                                                                              ------------          ------------

   Cash and cash equivalents                                                     9,998,441            17,896,829

Investment securities available for sale, at fair value                        123,979,316           118,198,564
Loans receivable, net of allowance                                             104,546,169           124,176,898
Accrued interest receivable                                                      1,358,103             1,721,612
Federal Home Loan Bank stock                                                     4,703,800             4,709,900
Premises and equipment, net                                                      5,253,197             7,112,211
Goodwill, net                                                                           --               131,250
Real estate held for sale                                                          743,527               910,587
Other assets                                                                     2,001,232             1,567,443
                                                                              ------------          ------------
TOTAL                                                                        $ 252,583,785         $  276,425,294
                                                                              ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Deposits                                                                  $ 153,284,635         $ 165,005,183
   Federal Home Loan Bank advances                                              69,869,829            82,263,936
   Advance payments by borrowers for
     taxes and insurance                                                           147,338               110,446
   Accrued interest payable                                                        576,012               740,008
   Other liabilities                                                               878,847             1,569,433
                                                                              ------------          ------------

                                     Total liabilities                         224,756,661           249,689,006
                                                                              ------------          ------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 10,000,000 shares authorized,
     2,645,000 shares issued, 1,444,567 and 1,425,056 shares
     outstanding at March 31, 2003 and June 30, 2002, respectively                  26,450                26,450
   Additional paid-in capital                                                   25,841,909            25,832,641
   Unearned ESOP shares                                                           (687,700)             (846,400)
   Unearned MRP shares                                                            (136,320)             (116,169)
   Accumulated other comprehensive income                                        1,631,989             1,441,942
   Retained earnings                                                            15,493,297            14,950,088
                                                                              ------------          ------------

                                                                                42,169,625            41,288,552

   Treasury stock, at cost, 1,200,433 and 1,219,944 shares at
     March 31, 2003, and June 30, 2002, respectively                           (14,342,501)          (14,552,264)
                                                                              -------------         ------------

                                     Total stockholders' equity                 27,827,124            26,736,288
                                                                              ------------          ------------

TOTAL                                                                        $ 252,583,785         $ 276,425,294
                                                                              ============          ============

See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)
------------------------------------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       MARCH 31, (UNAUDITED)           MARCH 31, (UNAUDITED)
INTEREST INCOME:                                       2003            2002             2003           2002
                                                       ----            ----             ----           ----
   Interest and fees on loans                       $  1,886,434   $   2,666,241    $  6,254,780   $  8,204,278
   Investment securities:
     Taxable                                           1,092,553       1,377,742       3,631,854      4,109,784
     Nontaxable                                          314,538         320,050         954,980      1,024,504
   Other                                                  54,819          93,810         191,625        329,428
                                                      ----------      ----------     -----------    -----------

        Total interest income                          3,348,344       4,457,843      11,033,239     13,667,994
                                                      ----------      ----------     -----------    -----------

INTEREST EXPENSE:
   Deposits                                              890,628       1,303,511       2,918,309      4,512,039
   Federal Home Loan Bank advances                     1,054,607       1,255,381       3,418,370      3,881,067
   Note payable                                               --              --              --          1,000
                                                      ----------      ----------     -----------    -----------

        Total interest expense                         1,945,235       2,558,892       6,336,679      8,394,106
                                                      ----------      ----------     -----------    -----------

NET INTEREST INCOME                                    1,403,109       1,898,951       4,696,560      5,273,888

PROVISION FOR LOAN AND INVESTMENT
   LOSSES                                                120,000          60,000         413,000        219,000
                                                      ----------      ----------     -----------    -----------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN AND INVESTMENT LOSSES                      1,283,109       1,838,951       4,283,560      5,054,888
                                                      ----------      ----------     -----------    -----------

NONINTEREST INCOME:
   Service charges on deposit accounts                   186,609         200,922         647,458        721,125
   Gain on sale of investment securities                      --              --              --          1,518
   Gain on sale of branch                                     --              --         742,942             --
   Other                                                 199,296         201,235         526,766        483,449
                                                      ----------      ----------     -----------    -----------

        Net noninterest income                           385,905         402,157       1,917,166      1,206,092
                                                      ----------      ----------     -----------    -----------

NONINTEREST EXPENSE:
   Salaries and employee benefits                        927,696         982,712       2,863,035      2,923,537
   Net occupancy expense                                 212,945         268,136         670,108        804,493
   Communication, postage, printing and office supplies   74,870          95,794         263,153        310,056
   Advertising                                            34,863          53,255         124,056        207,538
   Data processing                                        95,570          91,113         282,796        257,893
   Professional fees                                      48,385          70,548         325,668        322,595
   Amortization of goodwill                                   --          18,750              --         56,250
   Write down of land held for investment                407,149              --         466,955             --
   Other                                                  80,215          69,759         302,757        281,963
                                                      ----------      ----------     -----------    -----------

        Total noninterest expense                      1,881,693       1,650,067       5,298,528      5,164,325
                                                      ----------      ----------     -----------    -----------

(LOSS) INCOME BEFORE INCOME TAXES                       (212,679)        591,041         902,198      1,096,655

INCOME TAX PROVISION (BENEFIT)                          (195,760)        110,000           8,476         77,000
                                                      -----------     ----------     -----------    -----------

NET (LOSS) INCOME                                   $    (16,919)  $     481,041    $    893,722   $  1,019,655
                                                      -----------     ----------     -----------    -----------

                                                                                                   (Continued)

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      MARCH 31, (UNAUDITED)            MARCH 31, (UNAUDITED)
                                                       2003           2002             2003            2002
                                                       ----           ----             ----            ----
OTHER COMPREHENSIVE (LOSS) INCOME,
   NET OF TAX:
   Unrealized holding (loss) gain on securities
     arising during period                          $   (625,364)  $    (530,163)   $    190,047   $   (397,314)
   Reclassification adjustment for gains
     included in net income                                   --              --              --         (1,518)
                                                      ----------     -----------      ----------     ----------

        Other comprehensive (loss) income               (625,364)       (530,163)        190,047       (398,832)
                                                      ----------     -----------      ----------     ----------

COMPREHENSIVE (LOSS) INCOME                         $   (642,283)  $     (49,122)   $  1,083,769   $    620,823
                                                      ==========    ============      ==========    ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING
     BASIC                                             1,366,342       1,689,348       1,355,649      1,716,691
                                                      ==========      ==========      ==========     ==========
     DILUTED                                           1,456,922       1,774,003       1,443,193      1,798,198
                                                      ==========      ==========      ==========     ==========

(LOSS) EARNINGS PER SHARE:
   Basic                                                $ (0.01)        $ 0.28          $  0.66         $ 0.59
                                                          ======          ====             ====           ====
   Diluted                                              $ (0.01)        $ 0.27          $  0.62         $ 0.57
                                                          ======          ====             ====           ====

DIVIDENDS PER SHARE                                     $  0.09         $ 0.07          $  0.26         $ 0.20
                                                           ====           ====             ====           ====

                                                                                               (Concluded)


See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------

                                                                       NINE MONTHS ENDED MARCH 31,
                                                                      2003       (UNAUDITED)        2002
                                                                     ------                        -------

OPERATING ACTIVITIES:

   Net income                                                  $     893,722                 $   1,019,655
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
     Depreciation                                                    446,355                       558,964
     Amortization (accretion) of:
       Deferred loan origination fees                                (84,450)                      (11,554)
       Goodwill                                                           --                        56,250
       Premiums and discounts on loans, net                           (3,309)                      (13,609)
       Premiums and discounts on investment securities, net          372,590                        65,385
     Net gain on sale of investments securities                           --                        (1,518)
     Provision for loan losses                                       413,000                       219,000
     Gain on sale of branch                                         (742,942)                           --
     Deferred income taxes                                            (8,476)                       77,000
     Originations of loans held for sale                         (22,929,085)                  (21,380,008)
     Proceeds from sales of loans                                 21,773,766                    21,152,797
     Stock compensation expense                                      147,817                       174,876
     Change in accrued interest receivable                           313,231                       318,497
     Change in accrued interest payable                             (129,308)                     (209,529)
     Write down of land held for investment                          466,955                            --
     Change in other assets                                         (539,491)                      (76,628)
     Change in other liabilities                                    (685,712)                       26,743
                                                                 ------------                  -----------

       Net cash (used) provided by operating activities             (295,337)                    1,976,321
                                                                 ------------                  -----------

INVESTING ACTIVITIES:

   Purchases of investment securities - available for sale       (38,282,859)                  (23,053,591)
   Proceeds from sales of investment securities                           --                     4,995,348
   Redemption of Federal Home Loan Bank stock                          6,100                        26,300
   Purchases of premises and equipment                              (232,946)                     (258,394)
   Net change due to branch sale                                  (2,523,471)                           --
   Loan originations, net of repayments                           12,232,649                     4,181,696
   Principal payments on investment securities                    32,371,659                    19,808,661
   Net increase in real estate held for resale                      (147,129)                     (584,535)
                                                                 ------------                  ------------

       Net cash provided by investing activities                   3,424,003                     5,115,485
                                                                 -----------                   -----------

                                                                                                (Continued)

HCB BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)
------------------------------------------------------------------------------------------------------------

                                                                       NINE MONTHS ENDED MARCH 31,
                                                                      2003       (UNAUDITED)        2002
                                                                     ------                        -------
FINANCING ACTIVITIES:
   Net increase in deposits                                   $    1,470,911                $    4,045,903
   Advances from Federal Home Loan Bank                                   --                     2,056,000
   Repayment of Federal Home Loan Bank advances                  (12,394,107)                   (9,930,124)
   Net increase (decrease) in advance payments by
     borrowers for taxes and insurance                                36,892                       (27,280)
   Repayment of note payable                                              --                       (80,000)
   Purchase of treasury stock                                             --                    (1,935,184)
   Payment from treasury stock options exercised                     209,763                            --
   Dividends paid                                                   (350,513)                     (357,774)
                                                                -------------                 ------------

       Net cash used by financing activities                     (11,027,054)                   (6,228,459)
                                                                -------------                 ------------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                     (7,898,388)                      863,347

CASH AND CASH EQUIVALENTS:

  Beginning of period                                             17,896,829                    18,410,021
                                                                ------------                  ------------

  End of period                                               $    9,998,441                $   19,273,368
                                                                ============                  ============

                                                                                                (Concluded)

See accompanying notes to condensed consolidated financial statements.

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

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q. Accordingly, they do not include all of the information required by generally accepted accounting principles. The unaudited statements reflect all adjustments, which are, in the opinion of management, necessary for fair presentation of the financial condition and results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. The condensed consolidated statements of income and comprehensive income for the nine months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the Company's fiscal year ending June 30, 2003. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2002, contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

NOTE 2 - EARNINGS PER SHARE

     The weighted average number of common shares used to calculate earnings per share for the three and nine month periods ended March 31, 2003 and 2002, were as follows:

                                         Three months ended               Nine months ended
                                             March 31,                        March 31,
                                           2003         2002                2003         2002
                                           ----         ----                ----         ----
  Basic weighted - average shares       1,366,342    1,689,348           1,355,649    1,716,691
  Effect of dilutive securities            90,580       84,655              87,544       81,507
                                       ----------   ----------          ----------   ----------
  Diluted weighted - average shares     1,456,922    1,774,003           1,443,193    1,798,198
                                       ==========   ==========          ==========   ==========

     The Company has issued stock options that have the potential to be dilutive to its weighted average shares calculation, and were dilutive for the three and nine month periods ending March 31, 2003 and 2002. In addition, the Company has issued MRP shares that have the potential to be dilutive to its weighted average shares calculation, and were dilutive for the three month period ending March 31, 2003, but were anti-dilutive for the remaining periods listed above.

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

GENERAL

     The Bank's principal business consists of attracting savings deposits from the general public and investing those funds in loans secured by first mortgages on existing owner-occupied single-family residences in the Bank's primary market area, commercial and multi-family real estate loans and consumer and commercial business loans. The Bank also maintains a substantial investment portfolio of mortgage-related securities and nontaxable municipal securities.

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

ASSET QUALITY

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.

                                                     March 31             June 30,
                                                       2003                2002
                                                    -----------         -----------
Loans accounted for on a nonaccrual basis: (1)
  Real estate:
   One-to-four family residential............       $ 1,387,842         $ 1,176,095
   Other mortgage loans......................         2,470,793               3,838
  Consumer loans.............................           276,197             188,824
  Commercial loans...........................           307,133             152,699
                                                      ---------           ---------
       Total.................................       $ 4,441,965         $ 1,521,456
                                                      =========           =========

Accruing loans which are contractually past due
  90 days or more:
  Real estate:
   One-to-four family residential............       $        --         $   109,209
   Other mortgage loans......................                --             251,333
  Commercial loans...........................           293,092                  --
  Consumer loans.............................            16,355              35,953
                                                      ---------           ---------
       Total.................................       $   309,447         $   396,495
                                                      =========           =========

       Total nonperforming loans.............       $ 4,751,412         $ 1,917,951
                                                      =========           =========

Percentage of total loans....................            4.23%              1.44%
                                                         ====               ====
Other nonperforming assets(2)................       $   922,087         $   623,114
                                                      =========           =========
Loans modified in troubled debt restructurings      $ 5,390,935         $ 4,678,247
                                                      =========           =========

___________
(1)  Designated   nonaccrual  loan  payments   received  are  applied  first  to
     contractual   principal  and  interest   income  is  recognized  only  when
     contractually current.
(2)  Other nonperforming assets includes foreclosed real estate.

     During the nine months ended March 31, 2003, total nonperforming loans increased $2.8 million due primarily to a $2.5 million increase in Other mortgage loans. Approximately $2.0 million of the increase in Other mortgage loans is four loans to one borrower secured by land. The borrower made payments on these loans on April 1, 2003, and Management believes these four land loans are well secured and does not expect any loss.

     During the three months ended March 31, 2003 and March 31, 2002, gross interest income of approximately $96,200 and $31,500, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the respective periods. Interest on such loans included in income during such respective periods amounted to approximately $10,500 and $2,000, respectively.

     During the nine months ended March 31, 2003 and March 31, 2002, gross interest income of approximately $288,600 and $94,500, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the respective periods. Interest on such loans included in income during such respective periods amounted to approximately $129,000 and $37,100, respectively.

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

                                                               Three Months Ended March 31,
                                          -------------------------------------------------------------------------
                                                        2003                                 2002
                                          ---------------------------------  --------------------------------------
                                                                   Average                                 Average
                                             Average      Interest   Yield/      Average       Interest     Yield/
                                             Balance    Earned/Paid   Rate       Balance      Earned/Paid    Rate
Interest-earning assets:
   Loans receivable...................... $ 103,852,289 $ 1,886,434   7.27%  $ 129,498,738   $ 2,666,241     8.24%
   Investment and mortgage-backed
   securities
     Taxable.............................    92,496,295   1,092,553   4.72      92,391,979     1,377,742     5.96
     Nontaxable..........................    25,106,459     314,538   5.01      25,510,950       320,050     5.02
   FHLB stock............................     4,675,680      28,823   2.47       4,676,542        34,588     2.96
   FHLB DDA..............................     9,088,186      25,331   1.11      15,184,165        58,220     1.53
   Other interest-earning assets.........       187,662         665   1.42         166,591         1,002     2.41
                                            -----------   ---------   ----     -----------     ---------     ----
     Total interest-earning assets.......   235,406,571   3,348,344   5.69     267,428,965     4,457,843     6.67
                                                          ---------                            ---------
Noninterest-earning assets...............    15,182,548                         16,328,520
                                            -----------                        -----------
   Total assets.......................... $ 250,589,119                      $ 283,757,485
                                            ===========                        ===========

Interest-bearing liabilities:
  NOW, MMDA, statement savings........... $  42,272,589     136,758   1.29   $  43,809,149       141,555     1.29
  Time deposits..........................    99,698,640     753,870   3.02     114,635,495     1,161,956     4.05
  FHLB advances..........................    70,932,317   1,054,607   5.95      84,803,040     1,255,381     5.92
                                            -----------   ---------   ----      ----------     ---------     ----
  Total interest-bearing liabilities.....   212,903,546   1,945,235   3.65     243,247,684     2,558,892     4.21
                                                          ---------                           ---------
Noninterest-bearing liabilities..........     8,994,018                          9,272,797
                                            -----------                         ----------
   Total liabilities.....................   221,897,564                        252,520,481
Equity...................................    28,691,555                         31,237,004
                                            -----------                         ----------
   Total liabilities and equity.......... $ 250,589,119                      $ 283,757,485
                                            ===========                        ===========
Net interest income......................               $ 1,403,109                          $ 1,898,951
                                                          =========                            =========

Net interest rate spread.................                             2.04%                                  2.46%
                                                                      ====                                   ====

Net yield on interest-earning assets.....                             2.38%                                  2.84%
                                                                      ====                                   ====
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities............................                           110.57%                                109.94%
                                                                   =======                                 ======

                                                                Nine Months Ended March 31,
                                          -------------------------------------------------------------------------
                                                        2003                                 2002
                                          ---------------------------------  --------------------------------------
                                                                   Average                                 Average
                                             Average      Interest   Yield/      Average       Interest     Yield/
                                             Balance    Earned/Paid   Rate       Balance      Earned/Paid    Rate
Interest-earning assets:
   Loans receivable...................... $ 110,162,769 $ 6,254,780   7.57%  $ 132,877,503   $ 8,204,278     8.23%
   Investment and mortgage-backed
   securities
     Taxable.............................    92,549,186   3,631,854   5.23      90,628,797     4,109,784     6.05
     Nontaxable..........................    25,342,079     954,980   5.02      27,236,608     1,024,504     5.02
   FHLB stock............................     4,675,470      96,584   2.75       4,682,034       113,120     3.22
   FHLB DDA..............................     8,585,029      92,906   1.44      12,129,045       211,702     2.33
   Other interest-earning assets.........       184,816       2,135   1.54         155,431         4,606     3.95
                                            -----------  ----------   ----     -----------    ----------     ----
     Total interest-earning assets.......   241,499,349  11,033,239   6.09     267,709,418    13,667,994     6.80
                                                         ----------                           ----------
Noninterest-earning assets...............    15,425,808                         16,487,361
                                            -----------                        -----------
   Total assets.......................... $ 256,925,157                      $ 284,196,779
                                            ===========                        ===========

Interest-bearing liabilities:
  NOW, MMDA, statement savings........... $  41,077,773     429,349   1.39   $  43,448,145       634,831     1.95
  Time deposits..........................   101,531,286   2,488,960   3.27     112,706,641     3,877,208     4.59
  FHLB advances..........................    76,549,641   3,418,370   5.95      87,466,988     3,881,067     5.92
  Note payable...........................            --          --    --           19,562         1,000     6.82
                                            -----------   ---------   ----     -----------    ----------     ----
   Total interest-bearing liabilities....   219,158,700   6,336,679   3.85     243,641,336     8,394,106     4.59
                                                          ---------                           ----------
Noninterest-bearing liabilities..........     9,423,685                          8,801,807
                                            -----------                        -----------
   Total liabilities.....................   228,582,385                        252,443,143
Equity...................................    28,342,772                         31,753,636
                                            -----------                        -----------
   Total liabilities and equity.......... $ 256,925,157                      $ 284,196,779
                                            ===========                        ===========
Net interest income......................               $ 4,696,560                          $ 5,273,888
                                                         ==========                           ==========

Net interest rate spread.................                             2.24%                                  2.21%
                                                                      ====                                   ====

Net yield on interest-earning assets.....                             2.59%                                  2.63%
                                                                      ====                                   ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities                           110.19%                                109.88%
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

                                       Three Months Ended March 31               Nine Months Ended March 31
                                     -----------------------------------    ------------------------------------
                                      2003          vs.            2002         2003         vs.          2002
                                     -----------------------------------    ------------------------------------
                                        Increase (Decrease) Due to               Increase (Decrease) Due to
                                     -----------------------------------    ------------------------------------
                                     Volume        Rate          Total      Volume           Rate          Total
                                     ------        ----          -----      ------           ----          -----
                                               (In thousands)                           (In thousands)
Interest income:
  Loans receivable                  $ (528)       $ (252)      $   (780)   $  (1,402)     $   (547)       $ (1,949)
  Investment and
   mortgage-backed securities
      Taxable                            2          (287)          (285)          87          (565)           (478)
      Nontaxable                        (5)           (1)            (6)         (71)            1             (70)
   FHLB stock                           --            (6)            (6)          (1)          (16)            (17)
   FHLB DDA                            (23)          (10)           (33)         (62)          (57)           (119)
  Other interest-earning assets         --            --             --            1            (3)             (2)
                                      -----         ----        -------      -------        ------         -------
     Total interest-earning assets    (554)         (556)        (1,110)      (1,448)       (1,187)         (2,635)
                                      -----         ----        -------      -------        ------         -------

Interest expense:
  NOW, MMDA, statement savings          (5)           --             (5)         (35)         (171)           (206)
  Time deposits                       (151)         (257)          (408)        (384)       (1,004)         (1,388)
  FHLB advances                       (205)            4           (201)        (484)           21            (463)
  Note payable                          --            --             --           (1)           --              (1)
                                      ----          ----        -------      -------        ------         -------
     Total interest-bearing
       liabilities                    (361)         (253)          (614)        (904)       (1,154)         (2,058)
                                      ----          ----        -------      -------        ------         -------

Change in net interest income       $ (193)       $ (303)      $   (496) $      (544)     $    (33)       $   (577)
                                      ====          ====        =======      =======        ======         =======

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2003 AND JUNE 30, 2002

     The Company had consolidated total assets of $252.6 million and $276.4 million at March 31, 2003, and June 30, 2002, respectively. During the nine month period ended March 31, 2003, the Company experienced a decrease in its consolidated loan portfolio from $124.2 million at June 30, 2002, to $104.5 million at March 31, 2003. Of the $19.6 million decrease, $8.3 million is due to the sale of loans in the Monticello branch sale. The remaining $11.3 million decrease in loans is attributed to slow loan demand combined with significant competition.

     During this same period, investments and mortgage-backed securities increased from $118.2 million at June 30, 2002, to $124.0 million at March 31, 2003. While investments and mortgage-backed securities increased $5.8 million for the nine month period ended March 31, 2003, there were $32.8 million in paydowns offset with purchases of $38.3 million and a $0.3 million increase in the market value of the securities. The Bank continues to purchase securities to replace both loan prepayments and securities prepayments. The Bank's emphasis in purchasing securities has been mortgage-backed securities with short (2-4 years) average lives and very little extension risk (not more than 6 years estimated average life) if interest rates rise significantly.

     Deposits decreased from $165.0 million at June 30, 2002, to $153.3 million at March 31, 2003. While deposits decreased $11.7 million in the nine month period, $13.2 million in deposits were sold in the Monticello branch sale. Although the Bank's level of deposits has been sufficient to provide for adequate liquidity, the deposit market remains competitive. The outstanding balances of FHLB borrowings decreased from $82.3 million at June 30, 2002, to $69.9 million at March 31, 2003.

     Stockholders' equity amounted to $27.8 million at March 31, 2003, and $26.7 million at June 30, 2002. The changes in equity were primarily due to an increase in accumulated other comprehensive income and net income for the period. At March 31, 2003, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002

     Net Income. Net loss for the three months ended March 31, 2003, was approximately $17,000 compared to net income of $481,000 for the three months ended March 31, 2002. The changes resulted primarily from a decrease in net interest income of $496,000, a decrease in noninterest income of $16,000, an increase in the provision for loan and investment loss of $60,000, an increase in noninterest expense of $232,000, offset by an increase in the income tax benefit of $306,000. The increase in noninterest expense is related to a nonrecurring write down of excess land held for investment of $407,000 as discussed below.

     Net income for the nine months ended March 31, 2003, was approximately $894,000 compared to net income of $1,020,000 for the nine months ended March 31, 2002. The changes resulted primarily from a decrease in net interest income of $577,000, an increase in the provision for loan and investment loss of $194,000, an increase in noninterest expense of $134,000, offset by an increase in noninterest income of $711,000 and a decrease in the income tax of $69,000. The specific reasons for the above changes on net income are discussed below.

     Interest Income. Interest income for the three months ended March 31, 2003, was approximately $3,348,000, or $1,110,000 less than interest income for the three months ended March 31, 2002. The total average interest-earning assets decreased $32.0 million, and the yield decreased from 6.67% to 5.69%. The primary contributing factors to the decrease in interest income were a $528,000 and $252,000 decrease due to volume and rate decreases, respectively in loans, and a $287,000 decrease due to rate decreases on taxable investment and mortgage-backed securities.

     For the three months ended March 31, 2003, compared to the three months ended March 31, 2002, the average balance of loans receivable decreased $25.6 million, total loan interest income decreased $780,000 and the average yield on loans decreased 97 basis points. For the same comparative periods, the average balance of investments and mortgage-backed securities receivable decreased $0.3 million, interest income decreased $291,000 and the average yield decreased 97 basis points. Further, the average balance of other interest-earning assets (primarily FHLB DDA's and FHLB stock) decreased $6.1 million, interest income decreased $39,000 and the average yield decreased 30 basis points.

     Interest income for the nine months ended March 31, 2003, was approximately $11,033,000, or $2,635,000 less than interest income for the nine months ended March 31, 2002. The total average interest-earning assets decreased $26.2 million, while the yield decreased from 6.80% to 6.09%. Of the $2,635,000 decrease in interest income, $1,402,000 and $547,000 was due to volume and rate decreases, respectively in loans, $565,000 was due to rate decreases on taxable investment and mortgage-backed securities, $71,000 was due to volume decreases on nontaxable investments and mortgage-backed securities, $16,000 was due to rate decreases on FHLB stock, $62,000 and $57,000 was due to volume and rate decreases, respectively on FHLB DDA, offset primarily by an $87,000 increase due to the volume of taxable investments and mortgage-backed securities.

     For the nine months ended March 31, 2003, compared to the nine months ended March 31, 2002, the average balance of loans receivable decreased $22.7 million, total loan interest income decreased $1,949,000 and the average yield on loans decreased 66 basis points. For the same comparative periods, the average balance of investments and mortgage-backed securities receivable increased $26,000, interest income decreased $548,000 and the average yield decreased 62 basis points. Further, the average balance of other interest-earning assets (primarily FHLB DDA's and FHLB stock) decreased $3.5 million, interest income decreased $138,000 and the average yield decreased 69 basis points.

     Interest Expense. For the three months ended March 31, 2003, compared to the three months ended March 31, 2002, the average balance of interest-bearing liabilities decreased $30.3 million, total interest expense decreased $614,000 and the average cost decreased 56 basis points. The average balance of interest-bearing deposits decreased $16.5 million, deposit interest expense decreased $413,000 and the average cost decreased 78 basis points. The average balance of FHLB advances decreased $13.9 million, FHLB interest expense decreased $201,000 and the average cost increased 3 basis points.

     Of the $614,000 decrease in interest expense, $156,000 was due to volume decreases in deposits, $257,000 was due to rate decreases on deposits, and $205,000 was due to volume decreases on FHLB advances offset by a $4,000 increase due to average rate increases on FHLB advances.

     For the nine months ended March 31, 2003, compared to the nine months ended March 31, 2002, the average balance of interest bearing liabilities decreased $24.5 million, total interest expense decreased $2,058,000 and the average cost decreased 74 basis points. The average balance of interest-bearing deposits decreased $13.5 million, deposit interest expense decreased $1,594,000 and the average cost decreased 112 basis points. The average balance of FHLB advances decreased $10.9 million, FHLB interest expense decreased $463,000 and the average cost increased 3 basis points.

     Of the $2,058,000 decrease in interest expense, $419,000 was due to volume decreases in deposits, $1,175,000 was due to rate decreases on deposits, and $484,000 was due to volume decreases on FHLB advances primarily offset by a $21,000 increase due to average rate increases on FHLB advances.

     Net Interest Income. Net interest income for the three months ended March 31, 2003, was $1.4 million, or $496,000 less than net interest income for the three months ended March 31, 2002. The decrease in net interest income for the three months ended March 31, 2003, compared to the three months ended March 31, 2002, was the result of a $193,000 decrease due to lower volumes and a $303,000 decrease due to lower net interest spreads.

     Net interest income for the nine months ended March 31, 2003, was $4.7 million, or $577,000 less than net interest income for the nine months ended March 31, 2002. The decrease in net interest income for the three months ended March 31, 2003, compared to the three months ended March 31, 2002, was the result of a $544,000 decrease due to lower volumes and a $33,000 decrease due to lower net interest spreads.

     Provision for Loan and Investment Losses. During the three and nine months ended March 31, 2003, the Bank's management continued its review of the appropriateness of the amount of the allowance for loan and investment losses. Based on these reviews, management made a total of $120,000 and $413,000 in provision for loan losses for the three and nine months ended March 31, 2003, respectively. The allowance for loan losses of $1.8 million at March 31, 2003, represented 1.63% of gross outstanding loans, which compares to 1.22% as of June 30, 2002. The provision was made in consideration of reviews of individual loans and the fact that nonperforming loans as of March 31, 2003, as a percent of total loans increased to 4.23% from 1.44% as of June 30, 2002. In addition, total classified assets as a percent of the Bank's tangible capital plus allowance for loan loss was 43.3% as of March 31, 2003, which compares to 31.0% as of June 30, 2002. As of March 31, 2003, the Bank had $10.7 million in assets classified substandard or doubtful as compared to $7.1 million as of June 30, 2002.

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

     Noninterest Income. Noninterest income is typically comprised primarily of gains on the sales of loans and service charges on deposit accounts. Noninterest income for the three months ended March 31, 2003, was approximately $386,000 compared to approximately $402,000 for the three months ended March 31, 2002. As expected, service charge income on deposit accounts decreased due to the sale of the Monticello branch. However, part of this decrease was made up for by an increase in gains on the sales of loans held for sale.

     Noninterest   income  for  the  nine  months  ended  March  31,  2003,  was approximately $1,917,000 compared to approximately $1,206,000 for the nine months ended March 31, 2002. As expected, service charge income on deposit accounts decreased due to the sale of the Monticello branch. However, part of this decrease is made up for by an increase in other noninterest income that is primarily gains on the sales of loans held for sale. In addition, for the nine months ended March 31, 2003, the Company recognized a gain on the sale of its Monticello branch of approximately $743,000.

     Noninterest Expense. The major components of noninterest expense are typically salaries and employee benefits paid to or on behalf of the Company's employees and directors, professional fees paid to consultants, attorneys, and accountants, occupancy expense for ownership and maintenance of the Company's buildings, furniture and equipment and data processing expenses. Total noninterest expense for the three months ended March 31, 2003, was $1.88 million compared to $1.65 million for the three months ended March 31, 2002. Significant components of the increase in noninterest expense were a $55,000 decrease in salaries and employee benefits, a $55,000 decrease in net occupancy expense, a $21,000 decrease in communication, postage, printing and office supplies, a $18,000 decrease in advertising, a $22,000 decrease in professional fees, a $19,000 decrease in amortization of goodwill, offset by a $407,000 nonrecurring noninterest expense for the write down of land held for investment, a $4,000 increase in data processing, and a $10,000 increase in other expense.

     The $407,000 expense for the write down of land held for investment is land in Camden, Arkansas which previously was to be the site of a new home office facility. These two parcels were purchased in 1996 and 1999 and significant costs were necessary to make the land suitable to build upon. The Board of Directors recently decided that in the near future it would not be in the best interests of the Company to expend the resources necessary to build a new home office facility. Since the land will not be utilized in the near future, appraisals were obtained in March 2003, and the land was written down to fair market value. While the Company does not intend to build on this land in the near future, it currently does plan to utilize this land at some undetermined future date.

     During the quarter ended March 31, 2003 the Company stepped up its efforts to reduce noninterest expenses. All outside consultant contracts were reviewed and those that were not considered critical to the Company were cancelled for an estimated annual cost savings of $250,000. Over the past nine months, the Company has reduced its full time equivalent employee number by 10.5 through attrition (this number does not include the employees of the Monticello branch sold in July 2002) for an estimated annual cost savings of $175,000. Numerous other smaller cost saving decisions have been implemented and the Company expects to continue its efforts to reduce noninterest expenses.

     Total noninterest expense for the nine months ended March 31, 2003, was $5.30 million compared to $5.16 million for the nine months ended March 31, 2002. Significant components of the increase in noninterest expense were a $61,000 decrease in salaries and employee benefits, a $134,000 decrease in net occupancy expense, a $47,000 decrease in communication, postage, printing and office supplies, an $83,000 decrease in advertising, a $56,000 decrease in amortization of goodwill, offset by a $467,000 write down in land held for investment, a $25,000 increase in data processing expense, and a $21,000 increase in other expenses.

     The additional fair value write down in land held for investment of $60,000 for the nine months ended March 31, 2003 relates to land held in Benton, Arkansas.

     Income Taxes. The effective income tax rates for the Company for the three months ended March 31, 2003 and 2002 were (92.04)% and 18.61%, respectively. The effective income tax rates for the Company for the nine months ended March 31, 2003 and 2002 were 0.94% and 7.02%, respectively. The variance in the effective rate from the expected statutory rate is due primarily to tax exempt interest.

     The negative effective tax rate disclosed above for the three months ended March 31, 2003 is a net tax benefit and increases net income. The net tax benefit is primarily due to tax-exempt income. The corresponding deferred tax asset totals approximately $1.9 million as of March 31, 2003, and $1.7 million as of June 30, 2002. The recoverability of this asset is entirely contingent upon the production of taxable income for income tax reporting purposes. Management anticipates that the Company will produce such income in the future based on management's current forecasts of earnings.

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

     At March 31, 2003 and June 30, 2002, the Company had designated all securities as available for sale. In addition to internal sources of funding, the Bank as a member of the FHLB, has substantial borrowing authority with the FHLB. The Bank's use of a particular source of funds is based on need, comparative total costs and availability.

     At March 31, 2003, the Bank had $5.5 million in commitments to originate loans (including unfunded portions of construction loans) and approximately $0.5 million in unused lines of credit. At the same date, the total amount of certificates of deposit which were scheduled to mature in one year or less was $83.8 million. Management anticipates that the Bank will have adequate resources to meet its current commitments through internal funding sources described above.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in 15 C. F. R. ss.240.13a-14(c)) as of a date within ninety days prior to the filing of this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective.

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

         None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

          99 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Reports on Form 8-K:

          On February 11, 2003, the Registrant filed a Current Report on Form 8-K under item 5 to report that Cameron D. McKeel retired from the Board of Directors effective February 7, 2003, and as President and CEO effective February 17, 2003. The Current Report also stated that Vida H. Lampkin was named Interim President and CEO.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HCB BANCSHARES, INC.
                                 Registrant



Date:    May 8, 2003             By: /s/Vida H. Lampkin
                                     ------------------------
                                     Vida H. Lampkin
                                     Chairman of the Board and Interim President
                                        and Chief Executive Officer
                                     (Duly Authorized Representative)




Date:    May 8, 2003             By: /s/Scott A. Swain
                                     ------------------------
                                     Scott A. Swain
                                     Senior Vice President and
                                        Chief Financial Officer
                                     (Principal Financial Officer)

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

Date:   May 8, 2003

                          By: /s/ Vida H. Lampkin
                              --------------------------------------------------
                              Name: Vida H. Lampkin
                              Title: Chairman of the Board and Interim President
                                       and Chief Executive Officer

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

Date:   May 8, 2003

                        By:   /s/ Scott A. Swain
                              ---------------------------------------------
                              Name: Scott A. Swain
                              Title: Senior Vice President and
                                        Chief Financial Officer