Form 10-K
period 2003-06-30
HCB BANCSHARES INC
filed 2003-09-26
CIK 1029740

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2003

                         Commission File Number: 0-22423

                              HCB BANCSHARES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Oklahoma                                             62-1670792
----------------------------                                ----------------
(State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)

  237 Jackson Street, Camden, Arkansas                       71701-3941
----------------------------------------                     ----------
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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). YES    NO X
                                        ---   ---

     The aggregate market value of the voting stock held by non-affiliates of the registrant at August 31, 2003 was approximately $18,991,000 based on the closing sale price of the registrant's Common Stock as listed on the Nasdaq SmallCap MarketSM as of December 31, 2002 ($16.00 per share). Solely for purposes of this calculation, directors, executive officers and greater than 5% stockholders are treated as affiliates.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,450,230 shares of common stock as of August 31, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2003. (Parts II and IV)

2. Portions of Proxy Statement for the 2003 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1.  BUSINESS
-----------------

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

     Prior to the Conversion, Bancshares did not engage in any material operations. Since the Conversion, Bancshares has had no significant assets other than the outstanding capital stock of the Bank, a portion of the net proceeds of the Conversion and notes receivable, one of which is from the Employee Stock Ownership Plan ("ESOP"). Bancshares principal business is the business of the Bank. At June 30, 2003, the Company had consolidated total assets of $251.0 million, deposits of $152.0 million and stockholders' equity of $28.5 million, or 11.3% of total assets.

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

     HEARTLAND COMMUNITY BANK. HEARTLAND Community Bank was organized as a federally chartered mutual savings and loan association named "First Federal Savings and Loan Association of Camden" ("First Federal") in 1933, and in 1934 it became a member of the FHLB system and obtained federal deposit insurance. In May 1996, First Federal acquired the former Heritage Bank, FSB, which retained its separate federal savings bank charter and deposit insurance as a wholly owned subsidiary of First Federal (in order to facilitate possible future branch expansion, in the event the Bank ever becomes subject to Arkansas branching restrictions, which at that time were based on the home office location of each separately chartered banking institution), but whose business operations were fully integrated with those of First Federal. In September 1996, First Federal and Heritage changed their names to HEARTLAND Community Bank and HEARTLAND Community Bank, F.S.B., respectively. Then on February 23, 1998, the Bank sold all of the shares of stock of Heritage Banc Holding, Inc., parent of its subsidiary savings bank, HEARTLAND Community Bank, FSB ("FSB"), pursuant to an agreement between the Bank and the Bank of the Ozarks, Inc. ("BOO"). Upon completion of the transaction and pursuant to the terms of the agreement, the Bank acquired the loans and certain other assets and non-deposit liabilities of the Little Rock, Arkansas branch of FSB and all assets and liabilities of the Monticello, Arkansas branch and the Bryant, Arkansas loan production office of FSB and BOO acquired the savings deposits and premises and equipment of the Little Rock, Arkansas branch of FSB, as well as FSB's holding company charter and stock. This transaction was substantively a branch sale. Also at such time, Bancshares became a unitary rather than a multiple savings institution holding company.

     On March 7, 2002, the Company announced that its bank subsidiary, HEARTLAND Community Bank had entered into a definitive Branch Purchase and Assumption Agreement with Simmons First Bank of South Arkansas ("SFB"), a subsidiary of Simmons First National Corporation. Pursuant to such agreement, the Bank sold its Monticello, Arkansas branch office to SFB on July 19, 2002, which included approximately $8.3 million in loans,

$1.5 million in fixed assets, $0.2 million in other assets, and $13.2 million in deposits. The Bank recognized a premium on the deposits of approximately $0.9 million and the difference was paid in cash to the buyer.

     After the sale of the Monticello branch, the Bank has operated through five full-service banking offices located in Camden (2), Fordyce, Sheridan, and Bryant, Arkansas. Historically, the principal business strategy of the Bank, like most other savings institutions in Arkansas and elsewhere, has been to accept savings deposits from residents of the communities served by the Bank's branch offices and to invest those funds in single-family mortgage loans to those and other local residents. In this manner, the Bank and countless other independent community-oriented savings institutions operated safely and soundly for generations. Moreover, during this period the Bank's market area experienced only limited economic growth.

     The Board of Directors of the Company continually seeks to maximize value for all its stockholders. In conjunction with that goal, the Board of Directors has recently engaged in strategic planning meetings to consider available strategies for maximizing stockholder value including a sale of the Company. The Board will continue to explore available alternatives and has retained the services of the consulting firm of Gerrish & McCreary PC to assist in these matters. The Company's current business strategy, as developed and adopted by all of its directors, officers and employees, incorporates the following key elements: (i) continuing to provide the quality service that only a locally based institution and its dedicated staff can deliver, (ii) strengthening its core deposit base, decreasing interest costs, and increasing fee income by the effective cross selling of deposit facilities and products; and, (iii) maintaining loan yields and fee income while improving asset quality. In recent months, due to an increase in nonperforming loans, the Company has increased and intensified its collection efforts and shortened the time frames when these collection efforts are put into action.

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

     The economies in the Bank's primary market area include a variety of industries, including manufacturing, government, services and retail trade. Important employers include Georgia Pacific in the timber industry and Lockheed Martin, Raytheon Missile Systems, and Atlantic Research in the defense industry, Southern Arkansas University-Technical College, and Ouachita Valley Medical Center. In addition, industries in the Bryant area include Bryant School District as the largest employer, with Alcoa as the largest industrial business, and United Auto Group as the second largest employer.

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

     The Bank's primary competition comes from institutions located in the Bank's primary market area. Competing financial institutions offer a wide variety of deposit and loan products. In recent years, as the banking business nationwide and in the Bank's primary market area in particular has become more competitive, the Bank has come under increasing pressure. Management's principal competitive strategy has been to emphasize quality customer service.

LENDING ACTIVITIES

     The Bank's principal lending activity consists of the origination of loans collateralized by mortgages on existing and on construction of single-family residences in the Bank's primary market area, and commercial real estate and multifamily properties in the State of Arkansas. The Bank also makes a variety of consumer and commercial business loans. Management expects to continue these types of lending.

     With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully collateralized by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the institution is in compliance with its regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. At June 30, 2003, the maximum aggregate amount that the Bank could have lent to any one borrower under the 15% limit was approximately $3.7 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was $2.8 million. Bancshares may participate in loans to one borrower thereby permitting loans to one borrower to be made by the Bank and Bancshares lending together that exceed the Bank's regulatory loan limit. At June 30, 2003, the Bank and Bancshares' loans to the borrower referred to above totaled approximately $3.1million with Bancshares carrying $0.3 million of the loans.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth information regarding the composition of the Bank's loan portfolio by type of loan at the dates indicated. At June 30, 2003, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.


                                                                    June 30,
                        ----------------------------------------------------------------------------------------------------------
                                 2003                  2002                  2001                  2000                 1999
                        ------------------     ---------------      ------------------     -----------------      ---------------
                        Amount        %        Amount      %        Amount         %       Amount         %       Amount       %
                        ------      -----      ------    -----      ------       -----     ------        ---      ------      ---
Type of Loan
------------
Real estate loans:
  One-to-four family
   residential        $ 42,450,596   38.52% $ 48,507,922  36.38%  $ 57,001,679   38.97% $ 61,198,180   42.26% $ 53,622,417  43.74%
  Multi-family loans     5,629,548    5.11     6,355,028   4.77      6,810,198    4.66     9,220,931    6.37     9,226,426   7.53
  Non-residential       29,668,812   26.92    41,334,937  31.00     49,736,511   34.01    48,756,744   33.67    41,907,368  34.18
  Land and other
    mortgage loans       8,088,129    7.34     8,602,412   6.45     10,080,790    6.89     5,644,050    3.90     3,547,514   2.89
Consumer loans:
  Loans secured by
    savings deposits     2,034,110    1.84     2,469,033   1.85      2,488,948    1.70     2,320,915    1.60     2,021,141   1.65
  Home improvement          40,444    0.04        35,310   0.03         23,611    0.02        40,851    0.03       125,990   0.10
  Auto                   4,102,692    3.72     6,836,399   5.13      6,779,218    4.64     6,589,480    4.55     4,269,898   3.48
  Other consumer         4,989,442    4.53     4,771,908   3.58      2,050,039    1.40     2,260,697    1.56     2,517,190   2.05
Commercial              13,207,629   11.98    14,406,499  10.81     11,289,519    7.71     8,769,131    6.06     5,367,611   4.38
                       -----------  ------   ----------- ------    -----------  ------   -----------  ------   ----------- ------
Total                 $110,211,402  100.00% $133,319,448 100.00%  $146,260,513  100.00% $144,800,979  100.00% $122,605,555 100.00%
                       -----------  ------   ----------- ------    -----------  ------   -----------  ------   ----------- ------

Less:
  Loans in process    $  7,910,521          $  7,663,698          $ 13,294,723          $  8,100,982          $  6,150,810
  Deferred loan costs
   (fees), net             (84,341)             (149,663)             (131,745)             (158,217)              (37,339)
  Allowance for loan
    losses               1,605,677             1,628,515             1,446,114             1,231,709             1,329,201
                       -----------           -----------           -----------           -----------           -----------
 Total                $100,779,545          $124,176,898          $131,651,421          $135,626,505          $115,162,883
                       ===========           ===========           ===========           ===========           ===========


     LOAN MATURITY SCHEDULES. The following table sets forth information regarding dollar amounts of loans maturing in the Bank's portfolio based on their contractual terms to maturity, at June 30, 2003. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause the Bank's repayment experience to differ from that shown below.

                                                        Due After
                                          Due Within   One Through     Due After
                                           One Year    Five Years     Five Years     Total
                                           --------    ----------     ----------     -----
                                                             (In thousands)
Real estate loans:
   One-to-four family mortgage loans...   $ 12,979      $  9,460       $ 20,012    $  42,451
   Other mortgage loans................      6,840        15,894         20,652       43,386
Commercial loans.......................      4,307         4,496          4,405       13,208
Consumer loans:
Loans secured by savings deposits......      1,561           473             --        2,034
Other.................................       1,344         5,106          2,682        9,132
                                           -------       -------        -------     --------
     Total.............................   $ 27,031      $ 35,429       $ 47,751    $ 110,211
                                           =======       =======        =======     ========


     The following table sets forth as of June 30, 2003, dollar amounts of loans due one year or more after June 30, 2003 that had predetermined interest rates and that had adjustable interest rates at that date.

                                                   Predetermined         Floating or
                                                      Rates            Adjustable Rates            Total
                                                      -----            ----------------            -----
                                                                        (In thousands)
Real estate loans:
   One-to-four family mortgage loans.........       $  27,159              $   2,313            $  29,472
   Other mortgage loans......................          25,822                 10,724               36,546
Commercial loans.............................           8,409                    492                8,901
Consumer loans:
Loans secured by savings deposits............             473                     --                  473
Other consumer loans.........................           7,788                     --                7,788
                                                     --------               --------             --------
     Total...................................       $  69,651              $  13,529            $  83,180
                                                     ========               ========             ========


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


                                               Year Ended June 30,
                                    ---------------------------------------
                                       2003          2002         2001
                                    -----------   -----------   -----------
Loans originated:
   Real estate loans:
   One-to-four family residential   $62,179,051   $42,880,138   $28,443,919
   Other mortgage loans .........    18,675,658    10,737,552    22,007,354
   Commercial loans .............     9,180,715    14,547,306     4,465,227
   Consumer loans ...............     9,034,787    11,231,892     9,659,572
                                    -----------   -----------   -----------
     Total loans originated .....   $99,070,211   $79,396,888   $64,576,072
                                    ===========   ===========   ===========

Loans purchased:
   Real estate loans ............   $        --   $        --   $    40,000
                                    ===========   ===========   ===========

Loans sold ......................   $33,795,154   $27,117,741   $12,732,692
                                    ===========   ===========   ===========


     The Bank has maintained its scope of loan products offered; however with the prevailing low interest rate environment and significant competition, loan origination efforts have been focused more on quality as opposed to quantity. The table above illustrates that while the Bank originated a greater dollar amount of one-to-four family residential loans for the year ended June 30, 2003, than either of the two previous fiscal years, a significantly greater amount of these loans were originated for sale resulting in a net decrease in one-to-four family loans. In addition, the Bank originated a greater dollar amount of other mortgage loans for the year ended June 30, 2003 than for the year ended June 30, 2002, however, due to increased competition and low interest rates, prepayments on these types of loans were very high, resulting in an overall decrease in other mortgage loans for the year.

     The Bank has purchased loans from established and reputable loan originators from time to time to supplement the Bank's internally generated originations. The Bank originates long term, fixed-rate, single-family mortgage loans and sells them to investors in the secondary market. Management expects the Bank to increase its origination of selected types of loans that do not meet the Bank's loan portfolio needs, such as long-term fixed-rate residential mortgage loans for sale to investors.

     ONE-TO-FOUR FAMILY RESIDENTIAL LENDING. Historically, the Bank's principal lending activity has been the origination of fifteen-year fixed-rate first mortgage loans in the Bank's primary market area. The purchase price or appraised value of most of such residences generally has been between $50,000 and $200,000, with the Bank's loan amounts averaging approximately $90,000. At June 30, 2003, $42.5 million, or 38.5%, of the Bank's total loans were collateralized by one-to-four family residences, substantially all of which were existing, owner-occupied, single-family residences in the Bank's primary market area.

     While the Bank offers a variety of one-to-four family residential mortgage loans with fixed or adjustable interest rates and terms of up to 30 years, substantially all of the fixed-rate loans retained in the Bank's portfolio have terms of 15 years or less. Despite the relatively low credit risks associated with the Bank's 30-year one-to-four family portfolio loans, due to the interest rate risks associated with such longer term loans, management has approved shifting the Bank's one-to-four family residential lending emphasis in the future away from the origination of such loans for the Bank's portfolio and toward the origination of such loans for sale. Currently, it is the Bank's policy to originate all 30-year term one-to-four family residential loans in accordance with the investor's underwriting guidelines and to sell all such originations promptly to investors, servicing released. Such loan originations and sales have become significant. One-to-four-family residential loans originated during the year totaled $62.2 million with $33.8 million or 54.4% of originations sold or to be sold in the secondary market. The Bank will continue to make some non-conforming loans to be held in the Bank's portfolio. Management expects to continue these policies in the future.

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

     From time to time, the Bank makes loans to individuals for construction of one-to-four family owner-occupied residences located in the Bank's primary market area, with such loans usually converting to permanent financing upon completion of construction. At June 30, 2003, the Bank's loan portfolio included $4.3 million of loans collateralized by one-to-four family properties under construction, some of which were construction/permanent loans structured to become permanent loans upon the completion of construction and some of which were interim construction loans structured to be repaid in full upon completion of construction and receipt of permanent financing. The Bank also offers loans to qualified builders for the construction of one-to-four family residences located in the Bank's primary market area. Because such homes are intended for resale, such loans are generally not covered by permanent financing commitments by the Bank. All construction loans are collateralized by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans are underwritten in accordance with the same requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to nine months, during which period the borrower may be required to make monthly interest payments. Borrowers must satisfy all credit requirements that would apply to the Bank's permanent mortgage loan financing prior to receiving construction financing for the subject property. Construction financing generally is considered to involve a higher degree of risk of loss than financing on existing properties. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's primary market area, and by requiring the involvement of qualified builders.

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

     The Bank's commercial real estate loans may be collateralized by offices, warehouses, shopping centers, land, nursing homes, single-family subdivision developments and other income-producing and commercial properties. Multi-family real estate loans are collateralized by greater than one-to-four family residential properties. At June 30, 2003, the Bank had 181 commercial real estate, construction commercial real estate, land, and multi-family loans, with an average loan balance of approximately $224,000. At that date, 24 of these loans totaling approximately $6.2 million were collateralized by properties outside Arkansas, and none of these out-of-market loans were classified by management as substandard, doubtful or loss or designated by management as special mention. Management expects the Bank to continue making these out-of-market loans from time to time as opportunities arise.

     The Bank's commercial and multi-family real estate loans generally are limited to loans not exceeding $2,500,000 on properties located either in Arkansas or other areas selected by management and approved by the Board of Directors, with terms of up to 20 years and loan-to-value ratios of up to 80%. Interest rates may be fixed for up to 20 years. Under certain circumstances, these longer-term loans may be match funded with similar term FHLB advances to reduce interest rate risk.

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

     CONSUMER LENDING. The Bank's consumer loans primarily consist of loans collateralized by savings deposits at the Bank, and automobiles. These loans totaled $2.0 million and $4.1 million, respectively, at June 30, 2003. Management plans to continue the expansion of the Bank's consumer lending activities in the future as part of management's plan to provide a wider range of financial services while increasing the Bank's portfolio yields and improving its asset/liability management.

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

     The Bank's new and used automobile loans generally are underwritten in amounts up to 80% of the purchase price, dealer cost or the loan value as published by the National Automobile Dealers Association. The terms of such loans generally do not exceed 60 months, with loans for older used cars underwritten for shorter terms. The Bank requires that the vehicles be insured and that the Bank be listed as loss payee on the insurance policy.

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

     COMMERCIAL BUSINESS LENDING. The Bank currently offers working capital loans and business equipment loans. At June 30, 2003, the Bank's commercial business loans totaled $13.2 million and primarily consisted of inventory and equipment loans.

     Commercial business loans generally involve more risk than single-family residential loans. In underwriting commercial business loans, the Bank considers the obligor's credit history, an analysis of the obligor's income, expenses and ability to repay the obligation and the value of the collateral.

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

     Upon receipt of a loan application from a prospective borrower, the Bank's staff preliminarily reviews the information provided and makes an initial determination regarding the qualification of the borrower. If not disapproved, the application then is placed in processing, and a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. It is the Bank's policy to obtain an appraisal of the real estate intended to secure a proposed mortgage loan from independent fee appraisers. It is the Bank's policy to obtain personal guarantees from the principals on all loans. The Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made, except when a particular risk of environmental contamination is suspected.

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

     Management regularly reviews the Bank's assets to determine whether assets require classification or re-classification, and the Board of Directors reviews and approves all classifications. As of June 30, 2003, the Bank had $175,829 of assets classified doubtful, $9,671,698 of assets classified substandard, and $3,103,591 of assets designated as special mention. The Bank's total adversely classified assets represented approximately 3.9% of the Bank's total assets and 39.8% of the Bank's tangible regulatory capital plus allowance for loan loss at June 30, 2003. At June 30, 2003, management did not expect the Bank to incur any loss in excess of attributable existing allowances on any of the Bank's adversely classified or designated assets.

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

     The Bank's methodology for establishing the allowance for losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of the Bank's assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a regular basis based on an assessment of risk in the Bank's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and current economic conditions.

     At the date of foreclosure or other repossession, the Bank records the property at fair value less estimated costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through an appraisal at the time of foreclosure. At June 30, 2003, the Bank held no properties acquired in settlement of loans for which estimated market values were unavailable. Any amount of cost in excess of fair value at foreclosure is charged-off against the allowance for loan losses. Subsequent to acquisition, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds differ from the net carrying value of the property, a gain or loss on sale of real estate is recorded.

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

     During the year ended June 30, 2003, in light of the Bank's loan portfolio review and changes in the mix of loan types, the Bank made $533,000 in provisions for loan losses bringing the total reserve for losses after net charged-off loans to $1.6 million, or 1.46% of total loans which compares to 1.22% as of June 30, 2002. The provision was made in consideration of reviews of individual loans and the fact that nonperforming loans as of June 30, 2003 as a percent of total loans increased to 3.18% from 1.44% as of June 30, 2002. In addition, total classified assets as a percent of the Bank's tangible capital plus allowance for loan loss was 39.8% as of June 30, 2003, which compares to 31.0% as of June 30, 2002. As of June 30, 2003, the Bank had $9.8 million in assets classified substandard or doubtful as compared to $7.1 million as of June 30, 2002.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated:

                                                                 Year Ended June 30,
                                        ----------------------------------------------------------------
                                           2003          2002          2001         2000        1999
                                        ----------    ----------    ----------   ----------   ----------

Balance at beginning of period ......   $1,628,515 $   1,446,114    $1,231,709   $1,329,201   $1,468,546
                                        ----------    ----------    ----------   ----------   ----------

Loans charged-off:
  Real estate mortgage:
    One-to-four family residential ..      226,415         2,407        19,982        4,960       26,883
    Other mortgage loans ............      120,881            --            --           --           --
Commercial ..........................       66,412        77,500        25,811       50,047       37,742
Consumer ............................      239,260       154,475        55,968       44,791       79,632
                                        ----------    ----------    ----------   ----------   ----------
Total charge-offs ...................      652,968       234,382       101,761       99,798      144,257
                                        ----------    ----------    ----------   ----------   ----------

Recoveries:
  Real estate mortgage:
    One-to-four family residential ..       42,060         6,407         1,617           --          865
    Other mortgage loans ............           --            --            --           --           --
  Commercial ........................       17,243        57,357            --           --           --
  Consumer ..........................       37,827        23,019        18,549        2,306        4,047
                                        ----------    ----------    ----------   ----------   ----------
Total recoveries ....................       97,130        86,783        20,166        2,306        4,912
                                        ----------    ----------    ----------   ----------   ----------

Net loans charged-off ...............      555,838       147,599        81,595       97,492      139,345
                                        ----------    ----------    ----------   ----------   ----------

Provision for loan losses ...........      533,000       330,000       296,000           --           --
                                        ----------    ----------    ----------   ----------   ----------

Balance at end of period ............   $1,605,677 $   1,628,515    $1,446,114   $1,231,709   $1,329,201
                                        ==========    ==========    ==========   ==========   ==========

Ratio of net charge-offs to average
  loans outstanding during the period         0.51%         0.11%       0.06 %         0.08%        0.13%
                                        ==========    ==========    ==========   ==========   ==========

The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                                    At June 30,
                                         ------------------------------------------------------------------
                                                 2003                2002                  2001
                                         ---------------------- --------------------- ---------------------
                                                    Percent of            Percent of            Percent of
                                                     Loans in              Loans in              Loans in
                                                    Category to           Category to           Category to
                                           Amount   Total Loans  Amount   Total Loans  Amount   Total Loans
                                           ------   -----------  ------   -----------  ------   -----------
Allocated to:
  Real estate loans:
  One-to-four family residential .....   $  361,958      38.5% $  321,538      36.4% $  480,460      39.0%
    Multi-family, non-residential, and
      land ...........................      880,988      39.4     998,653      42.2     570,261      45.6
  Consumer loans .....................      192,878      10.1     137,273      10.6      89,360       7.7
  Commercial loans ...................      169,853      12.0     171,051      10.8     255,662       7.7
  Unallocated ........................           --        --          --        --      50,371        --
                                         ----------     -----  ----------     -----  ----------     -----
         Total .......................   $1,605,677     100.0% $1,628,515     100.0% $1,446,114     100.0%
                                         ==========     =====  ==========     =====  ==========     =====


                                                        At June 30,
                                        ------------------------------------------------
                                                2000                   1999
                                        ------------------------ -----------------------
                                                     Percent of            Percent of
                                                      Loans in              Loans in
                                                     Category to           Category to
                                           Amount    Total Loans  Amount   Total Loans
Allocated to:
 Real estate loans:
 One-to-four family residential .....   $  440,709      42.3% $  422,000      43.7%
   Multi-family, non-residential, and      551,000      43.9     603,000      44.6
     land ...........................       91,000       7.7     101,000       7.3
 Consumer loans .....................      149,000       6.1      82,000       4.4
 Commercial loans ...................           --        --     121,201        --
 Unallocated ........................   ----------     -----  ----------     -----
                                        $1,231,709     100.0% $1,329,201     100.0%
        Total .......................   ==========     =====  ==========     =====


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


                                                                         At June 30
                                           --------------------------------------------------------------
                                              2003         2002         2001        2000        1999
                                           ----------   ----------   ----------   ----------   ----------

Loans accounted for on a nonaccrual
 basis: /1/
  Real estate:
    One-to-four family residential .....   $1,241,085   $1,176,095   $  838,271   $  655,988   $  462,205
    Other mortgage loans ...............    1,740,878        3,838           --           --       22,139
  Consumer loans .......................      287,925      188,824      137,987      102,003       81,648
  Commercial loans .....................      232,562      152,699           --           --           --
                                           ----------   ----------   ----------   ----------   ----------
    Total ..............................   $3,502,450   $1,521,456   $  976,258   $  757,991   $  565,992
                                           ==========   ==========   ==========   ==========   ==========

Accruing loans which are contractually
  past due 90 days or more:
   Real estate:
    One-to-four family residential .....   $       --   $  109,209   $   38,816   $  140,000   $       --
    Other mortgage loans ...............           --      251,333           --           --           --
  Commercial loans .....................           --           --      161,926           --           --
  Consumer loans .......................           --       35,953       13,400       21,524   $       --
                                           ----------   ----------   ----------   ----------   ----------
    Total ..............................   $       --   $  396,495   $  214,142   $  161,524   $       --
                                           ==========   ==========   ==========   ==========   ==========

    Total nonperforming loans ..........   $3,502,450   $1,917,951   $1,190,400   $  919,515   $  565,992
                                           ==========   ==========   ==========   ==========   ==========

Percentage of total loans...............         3.18%        1.44%        0.81%        0.64%        0.46%
                                           ==========   ==========   ==========   ==========   ==========
Other nonperforming assets /2/..........   $  246,160   $  623,114   $  175,783   $   52,919   $   20,289
                                           ==========   ==========   ==========   ==========   ==========
Loans modified in troubled debt
  restructurings .......................   $5,355,927   $4,678,247   $       --   $       --   $       --
                                           ==========   ==========   ==========   ==========   ==========


----------
/1/  Designated   nonaccrual  loan  payments   received  are  applied  first  to
     contractual   principal  and  interest   income  is  recognized  only  when
     contractually current.
/2/  Other nonperforming assets includes foreclosed real estate.

     During the years ended June 30, 2003 and 2002, gross interest income of approximately $200,000 and $128,000, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the respective periods. Interest on such loans included in income during such respective periods amounted to approximately $97,000 and $65,000, respectively.

     Nonperforming loans increased from $1,917,951 on June 30, 2002 to $3,502,450 on June 30, 2003. Total nonperforming one-to-four family residential loans decreased slightly while total nonperforming consumer and commercial loans increased. The largest increase in nonperforming loans was in other mortgage loans, which increased from $255,171 on June 30, 2002, to six loans for $1,740,878 on June 30, 2003. This increase is primarily attributed one borrower, which represents two loans totaling $1.3 million. While these loans were placed in nonaccrual due to delinquency, management does not expect any loss on the loans due to them being very well collateralized.

     At June 30, 2003, management had identified approximately $4.0 million of loans which amount is not reflected in the preceding table but as to where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in future disclosure of such loans in the table above. All of these loans were included in the Bank's adversely classified asset amounts as of June 30, 2003. Of this aggregate amount, approximately $1,621,000 was attributable to 36 one-to-four family residential loans, $326,000 was attributable to 5 commercial loans, $1,628,000 was attributable to 13 other mortgage loans, and $439,000 was attributable to 43 consumer loans. At June 30, 2003, management did not expect the Bank to incur any loss in excess of attributable existing allowances on any of the Bank's assets.

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

     All of the Bank's privately issued securities were rated "AA" or higher by a nationally recognized credit rating agency at the time of purchase. Management regularly monitors the ratings of the Bank's privately issued holdings by reference to nationally published rating media and by communication with the issuer when necessary. At June 30, 2003, no privately issued securities were rated below AA except as follows:

          A Citicorp Mortgage, Inc. REMIC Pass-Through Class A Certificate was rated "CAA1" by Moody. The grade reflects deterioration in the performance of the mortgage pools underlying the security. At June 30, 2003, the Bank estimated the value of the security at approximately $29,000 less than its face value. The Bank's carrying value for this security at that date was approximately $83,000 after recognition of impairment loss.

          A DLJ Mortgage Acceptance Corp. Pass-Through Class A-3 Certificate was rated "CAA2" by Moody. The grade reflects deterioration in the performance of the mortgage pools underlying the security. As of June 30, 2003, the deterioration affected the credit support and not the principal or interest of the security itself. At June 30, 2003, the Bank estimated the value of the security at approximately $54,000 less than its face value. The Bank's carrying value for this security at that date was approximately $94,000 after recognition of impairment loss.

     The Bank's privately issued mortgage securities consist of collateralized mortgage obligations (CMOs) and mortgage pass-through securities. At June 30, 2003, all of the privately issued mortgage securities had adjustable interest rates with a weighted average yield of 5.19% and a weighted contractual average term to maturity of 19.1 years. The carrying value of the privately issued mortgage securities was approximately $561,000 or 0.60% of the mortgage-backed securities and CMOs at that date. None of the privately issued mortgage securities are insured or guaranteed by FHLMC or FNMA.

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

                                                 2003          2002          2001
                                            ------------   ------------   ------------
Securities available for sale:
   U.S. government and agencies .........   $         --   $  1,530,945   $  1,900,448
   Municipal securities .................     26,463,922     25,689,191     30,197,186
   Other securities .....................      1,980,000      1,995,000             --
   Collateralized mortgage obligations...     25,247,609     11,310,152     12,159,483
   Other mortgage-backed securities .....     76,160,245     77,603,036     75,784,260
   Equity securities ....................        108,570         70,240         40,800
                                            ------------   ------------   ------------
                                            $129,960,346   $118,198,564   $120,082,177
                                            ============   ============   ============

     The following table sets forth information regarding scheduled maturities of the Company's investment portfolio at June 30, 2003. Yields on municipal securities are not tax-effected.


                                 One Year or Less       One to Five Years       Five to Ten Years
                               -------------------    --------------------    --------------------
                               Carrying    Average    Carrying    Average     Carrying    Average
                                 Value      Yield      Value       Yield       Value      Yield
                                 -----      -----      -----       -----       -----      -----
Municipal securities            $   --       --%    $       --      --%    $        --      --%
Other securities                    --       --             --      --              --      --
Collateralized mortgage
   obligations                      --       --             --      --       4,453,119    5.58
Other mortgage-backed
 securities                      1,646     7.23      2,473,352    6.18      12,915,530    3.84
                                ------     ----     ----------    ----     -----------    ----
   Total                        $1,646     7.23%    $2,473,352    6.18%    $17,368,649    4.29%
                                ======     ====     ==========    ====     ===========    ====
   Equity securities







                                     More than Ten Years          Total Investment Portfolio
                                   ---------------------      -----------------------------------
                                   Carrying      Average      Carrying       Market       Average
                                   Value          Yield        Value          Value        Yield
                                   -----          -----        -----          -----        -----


Municipal securities             $ 26,463,922      5.00      26,463,922     26,463,922      5.00
Other securities                    1,980,000      2.30       1,980,000      1,980,000      2.30
Collateralized mortgage
   obligations                     20,794,490      3.95      25,247,609     25,247,609      4.24
Other mortgage-backed
 securities                        60,769,717      5.03      76,160,245     76,160,245      4.86
                                 ------------      ----    ------------   ------------      ----
   Total                         $110,008,129      4.77%   $129,851,776   $129,851,776      4.69%
                                 ============      ====                                     ====
   Equity securities                                            108,570        108,570
                                                           ------------   ------------
                                                           $129,960,346   $129,960,346
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

     The following table sets forth information regarding interest-bearing average deposit balances and rates during the periods presented.


                                                          Year Ended June 30,
                                   ---------------------------------------------------------------------
                                            2003                    2002                  2001
                                   ---------------------    -------------------    ---------------------
                                     Average    Average      Average    Average    Average    Average
                                     Balance      Rate       Balance     Rate      Balance     Rate
                                     -------    --------     -------   --------    -------    ---------

NOW accounts ...................   $ 30,223,526   1.49%   $ 30,164,006   1.87%   $ 25,799,621   4.34%
Money market savings deposits...      5,034,371   1.01       6,191,033   1.90       6,967,070   3.72
Savings deposits - statement....      7,485,563   1.04       7,211,717   1.54       6,774,023   2.43
Certificates of deposit ........    100,545,473   3.18     112,568,794   4.36     106,806,416   5.76
                                   ------------   ----    ------------   ----    ------------   ----
    Total ......................   $143,288,933   2.63%   $156,135,550   3.65%   $146,347,130   5.26%
                                   ============   ====    ============   ====    ============   ====

     The following table sets forth information regarding changes in dollar amounts of deposits in various types of accounts offered by the Bank between the dates indicated.


                                     Balance at                                   Balance at
                                      June 30,       % of         Increase         June 30,     % of         Increase
                                       2003         Deposits     (Decrease)          2002      Deposits      (Decrease)
                                       ----         --------     ----------          ----      --------      ----------
Noninterest bearing deposits ....  $   9,447,561      6.22%   $      557,694    $   8,889,867      5.39%   $   1,509,975
NOW accounts ....................     33,360,141     21.95         3,157,598       30,202,543     18.30         (472,885)
Money market savings deposits ...      4,751,127      3.13        (1,160,588)       5,911,715      3.58          177,850
Savings deposits - statement ....      7,927,966      5.22           (83,007)       8,010,973      4.85        1,107,937
Certificates of deposit .........     96,469,709     63.48       (15,520,376)     111,990,085     67.88        1,397,127
                                   -------------    ------     -------------    -------------    ------    -------------
                                   $ 151,956,504    100.00%    $ (13,048,679)   $ 165,005,183    100.00%   $   3,720,004
                                   =============    ======     =============    =============    ======    =============

                                       Balance at
                                        June 30,       % of
                                          2001        Deposits
                                          ----        --------
Noninterest bearing deposits ....    $   7,379,892      4.58%
NOW accounts ....................       30,675,428     19.02
Money market savings deposits ...        5,733,865      3.56
Savings deposits - statement ....        6,903,036      4.28
Certificates of deposit .........      110,592,958     68.56
                                     -------------    ------
                                     $ 161,285,179    100.00%
                                     =============    ======


     The following table sets forth information regarding certificates of deposits classified by rates at the dates indicated.

                                        At June 30,
                         ------------------------------------------
                            2003            2002          2001
                         ------------   ------------   ------------
0.75 - 2.99% .......     $ 50,099,367   $ 32,873,143   $         --
3.00 - 4.99% .......       40,723,104     61,567,322     33,036,565
5.00 - 7.99% .......        5,647,238     17,549,620     77,556,393
                         ------------   ------------   ------------
                         $ 96,469,709   $111,990,085   $110,592,958
                         ============   ============   ============

     The following table sets forth information regarding amounts and maturities of certificates of deposits at June 30, 2003.

                           Balance Maturing 12-Months Ending June 30,
                     ----------------------------------------------------
Rate                     2004          2005         2006          Total
----                 -----------   -----------   -----------   -----------

0.75 - 2.99% ....    $46,592,917   $ 3,348,991   $   157,459   $50,099,367
3.00 - 4.99% ....     24,626,508    13,182,753     2,913,843    40,723,104
5.00 - 7.99% ....      5,153,457       493,781            --     5,647,238
                     -----------   -----------   -----------   -----------
                     $76,372,882   $17,025,525   $ 3,071,302   $96,469,709
                     ===========   ===========   ===========   ===========

     The  following   table  sets  forth   information   regarding   amounts  of
certificates of deposit of $100,000 or more by time remaining until maturity at June 30, 2003.

                                                     Certificates
                            Maturity Period           of Deposit
                            ---------------           ----------

                  Three months or less ...........   $ 3,877,002
                  Over three through six months...     4,893,717
                  Over six through 12 months .....     5,266,896
                  Over 12 months .................     3,145,294
                                                     -----------
                      Total ......................   $17,182,909
                                                     ===========

     The following table sets forth information regarding deposit activities of the Bank for the periods indicated.

                                           Year Ended June 30,
                                 --------------------------------------------
                                     2003            2002             2001
                                 ------------    ------------    ------------
Net (decrease) increase before
   interest credited .........   $(16,134,036)   $   (831,186)   $ 10,433,478
Interest credited ............      3,085,357       4,551,190       5,978,630
                                 ------------    ------------    ------------
   Net (decrease) increase in
     deposits ................   $(13,048,679)   $  3,720,004    $ 16,412,108
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

                                                           Year Ended June 30,
                                                 --------------------------------------------
                                                   2003            2002              2001
                                                 ----------      ----------       -----------

Amounts outstanding at end of period:
  FHLB advances ..............................   $ 69,068,534    $ 82,263,936    $ 91,915,694
  Weighted average rate ......................           5.96%           5.93%           5.88%

Maximum amount of borrowings
 outstanding at any month end:
  FHLB advances ..............................   $ 80,164,637    $ 91,831,310    $114,694,903

Approximate average borrowings during the year
 outstanding with respect to:
  FHLB advances ..............................   $ 74,823,968    $ 86,442,890    $105,619,861
  Weighted average rate ......................           5.95%           5.92%           6.03%

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in non-savings institution service corporation subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 2003, on a consolidated basis the Bank was authorized to invest up to approximately $7.5 million in the stock of or loans to such subsidiaries, including the additional 1% investment for community, inner-city and community development purposes. The Bank has one subsidiary service corporation, HCB Properties, Inc., which was formed in August 1996 to hold certain properties acquired by the Bank for possible future expansion, because the properties are larger than the Bank's anticipated expansion needs, and it is expected that portions of the properties eventually will be sold. At June 30, 2003, the Bank's aggregate investment in, and loans to, the subsidiary service corporation totaled $261,740.

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

     The Gramm-Leach-Bliley Act of 1999 required each FHLB to replace its existing capital stock with a new class or classes of capital stock, establish new minimum investment requirements for its members, and comply with new minimum leverage and risk-based capital requirements. The Bank is a member of the Dallas FHLB, which currently plans to implement its new capital plan on September 2, 2003.

     The new minimum investment requirement states that each member must maintain an investment in new Class B Stock equal to the sum of a membership investment requirement (0.20% of the member's total assets as of the previous December 31), and an activity-based investment requirement (4.25% of currently outstanding advances and certain new Mortgage Partnership Finance Program loans). As of June 30, 2003, the Bank is estimated to have a capital stock requirement of $3.4 million, well below its capital stock balance of $4.7 million as of the same date.

     The FHLB of Dallas serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB of Dallas. Long-term advances may only be made for the purpose of providing funds for residential housing finance and small businesses, small farms and small agri-businesses. At June 30, 2003, the Bank had $69.1 million in advances outstanding with the FHLB of Dallas. See " -- Deposit Activity and Other Sources of Funds -- Borrowings."

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

     Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and depository institutions or their holding companies). As of June 30, 2003, the Bank had $261,740 investments in, or extensions of credit to, non-includable subsidiaries.

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

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged savings deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the institution's general loan loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and equity investments other than those deducted from core and tangible capital. At June 30, 2003, the Bank has $261,740 in equity investments for which OTS regulations require a deduction from total capital.

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

     The table below presents the capital position of the Bank relative to its various regulatory capital requirements at June 30, 2003.

                                                                                      Percent of
                                                                   Amount              Assets(1)
                             (Dollars in thousands)

             Tangible capital...............................    $  23,056                9.39%
             Tangible capital requirement...................        3,683                1.50
                                                                  -------              ------
                Excess......................................    $  19,373                7.89%
                                                                  =======              ======

             Core capital...................................    $  23,056                9.39%
             Core capital requirement.......................        9,821                4.00
                                                                  -------              ------
                Excess......................................    $  13,235                5.39%
                                                                  =======              ======

             Total capital..................................    $  24,459               21.83%
             Risk-based capital requirement.................        8,962                8.00
                                                                  -------              ------
                Excess.....................................     $  15,497               13.83%
                                                                  =======              ======

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

        ----------
        * 3.0% if the institution has a composite 1 CAMELS rating.

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

     PATRIOT ACT. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

     ACTIVITIES RESTRICTIONS. The Board of Directors of Bancshares presently intends to continue operating as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding  company of an  activity  constitutes  a serious  risk to the  financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings institution holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "--Regulation of the Bank -- Qualified Thrift Lender Test."

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

     SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 ("SOX") was signed into law which mandated a variety of reforms intended to address corporate and accounting fraud. SOX contains provisions which amend the Securities Exchange Act of 1934, as amended (the "Act") and provisions which directed the Securities and Exchange Commission (the "SEC") to promulgate rules. The Act provides for the establishment of a new Public Company Accounting Oversight Board ("PCAOB"), which will enforce auditing, quality control and independence standards for firms that audit public reporting companies and will be funded by fees from all public reporting companies. The Act imposes higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client will require preapproval by the Company's audit committee members. In addition, certain audit partners must be rotated periodically. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited in a fund for the benefit of harmed investors. Directors and executive officers must also report most changes in their ownership of a company's securities within two business days of the change, and as of the end of June, 2003, all ownership reports must be electronically filed.

     The Act also increases the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, all SEC-reporting companies must disclose whether at least one member of the committee is an "audit committee financial expert" (as such term is defined by the SEC rules) and if not, why not. Audit committees of publicly traded companies will have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters. It is the responsibility of the audit committee to hire, oversee and resolve disagreements with the Company's independent auditor.

     Beginning  six months  after the SEC  determines  that the PCAOB is able to carry out its functions, it will be unlawful for any person that is not a registered public accounting firm ("RPAF") to audit a public reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the Company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

     Although the Company anticipates it will incur additional expense in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.

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

EMPLOYEES

     As of June 30, 2003, the Bank had 79 full-time equivalent employees, none of whom was represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

ITEM 2.  PROPERTIES
-------------------

     The following table sets forth information regarding the Bank's offices at June 30, 2003.

                                  YEAR           OWNED OR                           APPROXIMATE
                                 OPENED           LEASED          BOOK VALUE      SQUARE FOOTAGE
                                 ------           ------          ----------      --------------

Main Office:
237 Jackson Street, SW            1933               Owned      $   211,361             12,000
Camden, Arkansas

Branch Offices:

4937 Highway 5 North              2000               Owned      $ 1,669,404              6,500
Bryant, Arkansas

1125 Fairview Road, SW
Suite 208                         1981               Owned      $   123,426              1,200
Camden, Arkansas

610 West 4th Street               1969               Owned      $   730,419              3,500
Fordyce, Arkansas

108 South Main                    1996               Owned      $ 1,000,375              5,500
Sheridan, Arkansas

103 Greenfield Drive              2002              Leased      $        --                900
Monticello, Arkansas


     In addition to the offices described above, at June 30, 2003, the Bank held four other properties located in various communities within the Bank's primary market area. These properties were acquired for possible future construction of additional offices and related facilities. At June 30, 2003, the aggregate net book value of these properties totaled $653,000 of which none was classified as held for resale.

     The book value of the Bank's aggregate investment in properties, premises and equipment totaled approximately $5.1 million at June 30, 2003. See Note 7 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for June 30, 2003.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 2003, except as set forth below, there were no legal proceedings to which the Company was a party, or to which any of its property was subject, which were expected by management to result in a material loss to the Company or Bank. In addition, there were no pending regulatory proceedings to which the Company or the Bank or any of its properties was a party, which were expected to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June 30, 2003.

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

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     The information required by this item was previously disclosed in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on November 9, 2001 (the "Form 8-K") and the Company's Amendment No. 1 to the Form 8-K filed with the Commission on November 13, 2001.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

     As of the end of the  period  covered  by this  report,  management  of the
Company  carried  out  an  evaluation,   under  the  supervision  and  with  the
participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

     In addition, there have been no changes in the Company's internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Company's last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I - Election of Directors" in the Company's definitive proxy statement for the Company's 2003 Annual Meeting of Stockholders (the "Proxy Statement") which will be filed within 120 days of the Company's fiscal year end and is incorporated herein by reference.

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

     (d)  EQUITY COMPENSATION PLANS

          The following table sets forth certain information with respect to the Company's equity compensation plans:

                             (a)                                (b)                             (c)
                                                                                  NUMBER OF SECURITIES REMAINING
                                                                                    AVAILABLE FOR FUTURE ISSUANCE
                  NUMBER OF SECURITIES TO BE ISSUED   WEIGHTED-AVERAGE EXERCISE      UNDER EQUITY COMPENSATION
                    UPON EXERCISE OF OUTSTANDING           PRICE OF OUTSTANDING       PLANS (EXCLUDING SECURITIES
PLAN CATEGORY       OPTIONS, WARRANTS AND RIGHTS      OPTIONS, WARRANTS AND RIGHTS     REFLECTED IN COLUMN (a))
-------------       ----------------------------      ----------------------------     ------------------------
Equity compensation
   plans approved by
   security holders            168,387                            $10.47                         23,377

Equity compensation
   plans not approved
   by security holders              --                                --                             --
                               -------                             -----                         ------

     Total                     168,387                            $10.47                         23,377
                               =======                             =====                         ======

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
         ----------------------------------------------

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

               Independent Auditors' Reports

               Consolidated Statements of Financial Condition as of June 30, 2003 and 2002

               Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2003, 2002 and 2001

               Consolidated Statements of Stockholders' Equity for the years ended June 30, 2003, 2002 and 2001

               Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002 and 2001

               Notes to Consolidated Financial Statements for the years ended June 30, 2003, 2002 and 2001

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

     (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

      NO.                           DESCRIPTION
      ---                           -----------

      3.1           Articles of Incorporation of HCB Bancshares, Inc. *

      3.2           Bylaws of HCB Bancshares, Inc. ****

      4             Form of Common Stock Certificate of HCB Bancshares, Inc. *

      10.1          Form of HCB Bancshares, Inc. 1997 Stock Option and Incentive
                    Plan *=

      10.2 Form of HCB Bancshares, Inc. Management Recognition Plan and Trust Agreement *=

      10.3(a) Employment Agreements by and between Heartland Community Bank and Vida H. Lampkin and Cameron D. McKeel *=

      10.3(b) Employment Agreements by and between HCB Bancshares, Inc. and Vida H. Lampkin and Cameron D. McKeel **=

      10.4          Intentionally omitted.

      10.5 Heartland Community Bank Directors' Retirement Plan, as amended*=

      10.6(a) Change-in-Control Protective Agreement between Heartland Community Bank and Scott A. Swain *****=

      10.6(b)       Change-in-Control    Protective    Agreement   between   HCB
                    Bancshares, Inc. and Scott A. Swain *****=

      10.7(a) Employment Agreement by and between Heartland Community Bank and Charles Black ******=

      10.7(b) Employment Agreement by and between HCB Bancshares, Inc. and Charles Black ******=

      10.8 Standstill Agreement dated August 29, 2001, by and among HCB Bancshares, Inc. and Stilwell Value Partners IV, L.P., Stilwell Associates, L.P., Stilwell Value LLC and Joseph Stilwell***

      10.9 Change-in-Control Protective Agreement between Heartland Community Bank, HCB Bancshares, Inc. and Paula J. Bergstrom=

      10.10 Change-in-Control Protective Agreement between Heartland Community Bank, HCB Bancshares, Inc. and Henry A. Pryor=

      13            Annual Report to Stockholders for the fiscal year ended June
                    30, 2003

      21            Subsidiaries

      23.1          Consent of BKD, LLP

      23.2          Consent of Deloitte & Touche LLP

      31.1          Rule 13a-14(a) Certification of Chief Executive Officer

      31.2          Rule 13a-14(a) Certification of Chief Financial Officer

      32            18 USC Section 1350 Certification

----------
* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-19093).
** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 0-22423)
*** Incorporated by reference to the Company's Current Report on Form 8-K filed on September 5, 2001 (File No. 0-22423).
**** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 0-22423)
***** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (File No. 0-22423)
****** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2002 (File No. 0-22423)
=         Management contract or compensatory plan or arrangement.

     (b) REPORTS ON FORM 8-K. The Company filed the following Current Reports on Form 8-K during the fourth quarter of the fiscal year ended June 30, 2003:

         DATE OF REPORT        ITEM(S) REPORTED       FINANCIAL STATEMENTS FILED
         --------------        ----------------       --------------------------

         April 22, 2003               7,12                      N/A
         May 22, 2003                 5,7                       N/A

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

                                      HCB BANCSHARES, INC.


Date: September 25, 2003              By:  /s/ Charles T. Black
                                           -----------------------------------
                                           Charles T. Black
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:  /s/ Charles T. Black                                    September 25, 2003
     --------------------------------------------------
       Charles T. Black
       Director, President and Chief Executive Officer
       (Principal Executive Officer)

By:  /s/ Scott A. Swain                                      September 25, 2003
     --------------------------------------------------
       Scott A. Swain
       Senior Vice President and Chief Financial Officer
       (Principal Financial and Accounting Officer)

By:  /s/ Vida H. Lampkin                                     September 25, 2003
     --------------------------------------------------
       Vida H. Lampkin
       Chairman of the Board

By:  /s/ John G. Rich                                        September 25, 2003
     --------------------------------------------------
      John G. Rich
      Director

By:  /s/ Bruce D. Murry                                      September 25, 2003
     --------------------------------------------------
       Bruce D. Murry
       Director

By:  /s/ Carl E. Parker, Jr.                                 September 25, 2003
     --------------------------------------------------
       Carl E. Parker, Jr.
       Director

By:  /s/ F. Michael Akin                                     September 25, 2003
     --------------------------------------------------
       F. Michael Akin
       Director


By:
     --------------------------------------------------
       Clifford Steelman
       Director