Form 10-K/A
period 2003-06-30
HCB BANCSHARES INC
filed 2003-10-16
CIK 1029740

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2003. (Parts II and IV)

2. Portions of Proxy Statement for the 2003 Annual Meeting of Stockholders. (Part III)

EXPLANATORY NOTE

     This Form 10-K/A is being filed to correct an inadvertent error in the last sentence of the section entitled "Recently Issued Accounting Pronouncements" of
Note 1 to the Consolidated Financial Statements for the fiscal year ended June 30, 2003 appearing in Exhibit 13 to the Annual Report on Form 10-K of HCB Bancshares, Inc. for the fiscal year ended June 30, 2003.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
HCB Bancshares, Inc.
Camden, Arkansas

We have audited the accompanying consolidated statements of financial condition of HCB Bancshares, Inc. as of June 30, 2003 and 2002, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HCB Bancshares, Inc. as of June 30, 2003 and 2002, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.



/s/ BKD, LLP

Little Rock, Arkansas
July 31, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
HCB Bancshares, Inc.
Camden, Arkansas

We  have  audited  the  accompanying   consolidated  statements  of  income  and
comprehensive income, shareholders' equity, and cash flows of HCB Bancshares, Inc. and its subsidiary (the "Company") for the year ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of HCB Bancshares, Inc. and its subsidiary for the year ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP

September 21, 2001

HCB BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2003 AND 2002
------------------------------------------------------------------------------------------------------
ASSETS                                                                      2003              2002
Cash and due from banks                                                $   3,003,656    $   3,492,257
Interest-bearing deposits with banks                                       4,203,320       14,404,572
                                                                       -------------    -------------

  Cash and cash equivalents                                                7,206,976       17,896,829
Investment securities:
  Available for sale, at fair value (amortized cost at June 30, 2003
    and 2002, of $126,360,791 and $115,796,195, respectively)            129,960,346      118,198,564
Loans receivable, net of allowance at June 30, 2003 and 2002,
    of $1,605,677 and $1,628,515, respectively                           100,779,545      124,176,898
Accrued interest receivable                                                1,456,372        1,721,612
Federal Home Loan Bank stock                                               4,704,100        4,709,900
Premises and equipment, net                                                5,113,645        7,112,211
Goodwill, net                                                                     --          131,250
Real estate held for sale                                                    246,160          910,587
Other assets                                                               1,557,639        1,567,443
                                                                       -------------    -------------
TOTAL                                                                  $ 251,024,783    $ 276,425,294
                                                                       =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Deposits                                                             $ 151,956,504    $ 165,005,183
  Federal Home Loan Bank advances                                         69,068,534       82,263,936
  Advance payments by borrowers for
      taxes and insurance                                                     83,879          110,446
  Accrued interest payable                                                   563,620          740,008
  Other liabilities                                                          897,259        1,569,433
                                                                       -------------    -------------

                                    Total liabilities                    222,569,796      249,689,006
                                                                       -------------    -------------

COMMITMENTS AND CONTINGENCIES (Notes 12 and 14)
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000
     shares authorized, 2,645,000 shares
     issued, 1,457,982 and 1,425,056 shares
     outstanding at June 30, 2003 and 2002, respectively                      26,450           26,450
  Additional paid-in capital                                              25,781,908       25,832,641
  Unearned ESOP shares                                                      (634,800)        (846,400)
  Unearned MRP shares                                                        (82,625)        (116,169)
  Accumulated other comprehensive income                                   2,221,285        1,441,942
  Retained earnings                                                       15,537,315       14,950,088
                                                                       -------------    -------------

                                                                          42,849,533       41,288,552
                                                                       -------------    -------------
Treasury stock, at cost, 1,187,018 and 1,219,944
  shares at June 30, 2003 and 2002, respectively                         (14,394,546)     (14,552,264)
                                                                       -------------    -------------

                                    Total stockholders' equity            28,454,987       26,736,288
                                                                       -------------    -------------

TOTAL                                                                  $ 251,024,783    $ 276,425,294
                                                                       =============    =============

See notes to consolidated financial statements.

HCB BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
----------------------------------------------------------------------------------------------
                                                        2003          2002            2001
INTEREST INCOME:
   Interest and fees on loans                       $  8,168,887   $ 10,735,729   $ 11,622,492
   Investment securities:
     Taxable                                           4,737,709      5,418,567      6,401,378
     Nontaxable                                        1,268,696      1,344,478      1,529,550
   Other                                                 240,879        417,339        524,980
                                                    ------------   ------------   ------------

        Total interest income                         14,416,171     17,916,113     20,078,400
                                                    ------------   ------------   ------------

INTEREST EXPENSE:
   Deposits                                            3,774,026      5,706,164      7,699,484
   Federal Home Loan Bank advances                     4,455,070      5,116,537      6,372,982
   Note payable                                               --          1,000          7,000
                                                    ------------   ------------   ------------

        Total interest expense                         8,229,096     10,823,701     14,079,466
                                                    ------------   ------------   ------------

NET INTEREST INCOME                                    6,187,075      7,092,412      5,998,934

PROVISION FOR LOAN AND INVESTMENT LOSSES                 533,000        359,000        296,000
                                                    ------------   ------------   ------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN AND INVESTMENT LOSSES                      5,654,075      6,733,412      5,702,934
                                                    ------------   ------------   ------------

NONINTEREST INCOME:
   Service charges on deposit accounts                   886,951        984,089        765,532
   Gain on sales of investment securities
     available for sale                                       --          1,518             --
   Gain on sales of loans available for sale, net        584,768        381,733        223,906
   Gain on sale of branch                                742,942             --             --
   Other                                                 172,024        239,120        389,174
                                                    ------------   ------------   ------------

        Total noninterest income                       2,386,685      1,606,460      1,378,612
                                                    ------------   ------------   ------------

NONINTEREST EXPENSE:
   Salaries and employee benefits                      3,812,522      3,961,413      3,875,094
   Net occupancy expense                                 887,119      1,085,602      1,033,684
   Federal insurance premiums                             25,953         29,439         50,330
   Data processing                                       390,896        368,176        312,551
   Professional fees                                     457,446        489,360        624,622
   Amortization of goodwill                                   --         75,000         75,000
   Other                                               1,316,909      1,104,155        957,837
                                                    ------------   ------------   ------------

        Total noninterest expenses                     6,890,845      7,113,145      6,929,118
                                                    ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                             1,149,915      1,226,727        152,428

INCOME TAX PROVISION (BENEFIT)                            88,750         61,027       (467,888)
                                                    ------------   ------------   ------------

NET INCOME                                          $  1,061,165   $  1,165,700   $    620,316
                                                    ------------   ------------   ------------

                                                                     (Continued)

HCB BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
------------------------------------------------------------------------------------------
                                                   2003           2002           2001
OTHER COMPREHENSIVE INCOME,
   NET OF TAX
     Unrealized holding gain on securities
       arising during period                   $     779,343   $ 1,503,060    $ 4,342,068
     Reclassification adjustment for
       gains included in net income                       --        (1,518)            --
                                               -------------   -----------    -----------

                  Other comprehensive income         779,343     1,501,542      4,342,068
                                               -------------   -----------    -----------

COMPREHENSIVE INCOME                           $   1,840,508   $ 2,667,242    $ 4,962,384
                                               =============   ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING
     BASIC                                         1,363,626     1,635,669      1,866,387
                                               =============   ===========    ===========
     DILUTED                                       1,448,146     1,719,903      1,866,387
                                               =============   ===========    ===========

EARNINGS PER SHARE:
   Basic                                       $        0.78   $      0.71    $      0.33
                                               =============   ===========    ===========

   Diluted                                     $        0.73   $      0.68    $      0.33
                                               =============   ===========    ===========

DIVIDENDS PER SHARE                            $        0.35   $      0.28    $      0.24
                                               =============   ===========    ===========

                                                                     (Concluded)
See notes to consolidated financial statements.

HCB BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Accumulated
                                        Issued            Additional    Unearned      Unearned         Other
                                     Common Stock          Paid-In       ESOP           MRP         Comprehensive    Retained
                                 Shares      Amount        Capital       Shares        Shares          Income        Earnings
                               --------------------------------------------------------------------------------------------------
BALANCE JULY 1, 2000            2,645,000   $ 26,450   $ 25,945,850   $ (1,269,600)   $ (220,104)   $ (4,401,668)   $ 14,110,667

Net income                                                                                                               620,316
Common stock committed
   to be released for ESOP                                  (31,718)       211,600
MRP shares earned                                                                         64,503
Net change in unrealized
   loss on securities available
   for sale, net of tax                                                                                4,342,068
Treasury stock purchased
Dividends paid                                                                                                          (474,299)
                                ---------   --------     ------------  ----------     ---------     -----------     ------------
BALANCE JUNE 30, 2001           2,645,000     26,450     25,914,132     (1,058,000)     (155,601)        (59,600)     14,256,684

Net income                                                                                                             1,165,700
Common stock committed
   to be released for ESOP                                   77,065        211,600
MRP shares earned                                                                         39,432
Net change in unrealized
   gain (loss) on securities
   available for sale, net of tax                                                                      1,501,542
Stock options exercised                                    (158,556)
Treasury stock purchased
Dividends paid                                                                                                          (472,296)
                                ---------   --------     ------------  ----------     ---------     -----------     ------------
BALANCE JUNE 30, 2002           2,645,000     26,450     25,832,641     (846,400)       (116,169)      1,441,942      14,950,088

Net income                                                                                                             1,061,165
Common stock committed
   to be released for ESOP                                  129,615      211,600
MRP shares earned                                            (9,044)                      33,544
Net change in unrealized
   gain on securities available
   for sale, net of tax                                                                                  779,343
Stock options exercised                                    (171,304)
Treasury stock purchased
Dividends paid                                                                                                          (473,938)
                                ---------   --------     ------------  ----------     ---------     -----------     ------------
BALANCE JUNE 30, 2003           2,645,000   $ 26,450     $ 25,781,908  $ (634,800)    $ (82,625)    $ 2,221,285     $ 15,537,315
                                =========   ========     ============  ==========     =========     ===========     ============



                                 Treasury     Treasury       Total
                                  Stock        Stock       Stockholders'
                                  Shares      Amount          Equity
                               ----------------------------------------
BALANCE JULY 1, 2000              598,420  $ (5,951,045)  $ 28,240,550

Net income                                                     620,316
Common stock committed
   to be released for ESOP                                     179,882
MRP shares earned                                               64,503
Net change in unrealized
   loss on securities available
   for sale, net of tax                                       4,342,068
Treasury stock purchased          111,135    (1,038,686)     (1,038,686)
Dividends paid                                                 (474,299)
                                --------- -------------    ------------
BALANCE JUNE 30, 2001             709,555    (6,989,731)     31,934,334

Net income                                                    1,165,700
Common stock committed
   to be released for ESOP                                      288,665
MRP shares earned                                                39,432
Net change in unrealized
   gain (loss) on securities
   available for sale, net of tax                             1,501,542
Stock options exercised           (50,473)      619,821         461,265
Treasury stock purchased          560,862    (8,182,354)     (8,182,354)
Dividends paid                                                 (472,296)
                                --------- -------------    ------------
BALANCE JUNE 30, 2002           1,219,944   (14,552,264)     26,736,288

Net income                                                    1,061,165
Common stock committed
   to be released for ESOP                                      341,215
MRP shares earned                                                24,500
Net change in unrealized
   gain on securities available
   for sale, net of tax                                         779,343
Stock options exercised           (75,163)      858,417         687,113
Treasury stock purchased           42,237      (700,699)       (700,699)
Dividends paid                                                 (473,938)
                                --------- -------------    ------------
BALANCE JUNE 30, 2003           1,187,018 $ (14,394,546)   $ 28,454,987
                                ========= =============    ============


See notes to consolidated financial statements.

HCB BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
----------------------------------------------------------------------------------------------------------------
                                                                      2003           2002              2001
OPERATING ACTIVITIES:
   Net income                                                    $  1,061,165    $  1,165,700    $    620,316
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                     587,557         743,412         730,212
     Amortization (accretion) of:
       Deferred loan origination fees                                  67,245         117,153         116,232
       Goodwill                                                            --          75,000          75,000
       Premiums and discounts on loans, net                            (4,412)        (14,412)         (4,487)
       Premiums and discounts on investment securities, net           526,094          49,942          68,487
     Net gain on sale of investment securities                             --          (1,518)             --
     Provision for loan and investment loss                           533,000         359,000         296,000
     Gain on sale of branch                                          (742,942)             --              --
   Deferred income taxes                                              (88,750)       (269,037)       (403,424)
   Origination of loans held for sale                             (35,107,251)    (26,675,718)    (13,502,308)
   Proceeds from sales of loans                                    33,795,154      27,117,741      12,732,692
   Stock compensation expense                                         194,411         169,541         244,385
   Change in accrued interest receivable                              214,962         295,576        (164,301)
   Change in accrued interest payable                                (141,700)       (232,892)         55,485
   Write down of land held for investment                             407,149              --              --
   Change in other assets                                            (321,565)        192,983        (720,084)
   Change in other liabilities                                       (667,300)        358,360         (41,483)
                                                                 ------------    ------------    ------------

         Net cash provided by operating activities                    312,817       3,450,831         102,722
                                                                 ------------    ------------    ------------

INVESTING ACTIVITIES:

   Purchases of investment securities - available for sale        (58,735,889)    (23,053,591)             --
   Proceeds from sales of investment securities                            --       4,995,347              --
   Principal payments on investment securities                     47,645,199      22,407,566      19,629,225
   Redemption of Federal Home Loan Bank stock                           5,800          25,900       1,487,700
   Purchases of premises and equipment                               (234,596)       (290,942)     (1,742,409)
   Net change due to branch sale                                   (2,523,471)             --              --
   Loan repayments, net of originations                            15,885,458       6,599,759       4,336,955
   Proceeds from maturities of other interest-bearing deposits             --              --          99,000
   Net decrease (increase) in real estate held for resale             350,238        (512,455)        (38,524)
                                                                 ------------    ------------    ------------

Net cash provided by investing activities                           2,392,739      10,171,584      23,771,947
                                                                 ------------    ------------    ------------

                                                                     (Continued)

HCB BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
---------------------------------------------------------------------------------------------------
                                                         2003               2002          2001

FINANCING ACTIVITIES:
   Net increase in deposits                         $     142,780    $   3,720,004    $  16,412,108
   Advances from Federal Home Loan Bank                        --        6,464,838      213,740,000
   Repayment of Federal Home Loan Bank advances       (13,195,402)     (16,116,596)    (237,433,335)
   Net (decrease) increase in advance payments by
     borrowers for taxes and insurance                    (26,567)         (89,024)          59,916
   Repayment of note payable                                   --          (80,000)         (80,000)
   Purchase of treasury stock                            (700,699)      (8,182,354)      (1,038,686)
   Payment for treasury stock options exercised           858,417          619,821               --
   Dividends paid                                        (473,938)        (472,296)        (474,299)
                                                    -------------    -------------    -------------

            Net cash used by financing activities     (13,395,409)     (14,135,607)      (8,814,296)
                                                    -------------    -------------    -------------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                   (10,689,853)        (513,192)      15,060,373

CASH AND CASH EQUIVALENTS:
   Beginning of year                                   17,896,829       18,410,021        3,349,648
                                                    -------------    -------------    -------------

   End of year                                      $   7,206,976    $  17,896,829    $  18,410,021
                                                    =============    =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid for:
     Interest                                       $   8,405,484    $  11,056,593    $  14,023,981
                                                    =============    =============    =============

     Income taxes (received) paid                   $     773,855    $     (94,698)   $     150,000
                                                    =============    =============    =============

See notes to consolidated financial statements.
                                                                     (Concluded)

HCB BANCSHARES, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION - HCB Bancshares, Inc. ("Bancshares"), a bank holding company, owns 100 percent of HEARTLAND Community Bank and its subsidiary (collectively the "Bank"). Bancshares' business is primarily that of owning the Bank and participating in the Bank's activities. The Bank provides a broad line of financial products to individuals and small to medium-sized businesses through banking offices located in Camden, Fordyce, Sheridan, and Bryant, Arkansas.

     The accompanying consolidated financial statements include the accounts of Bancshares and the Bank and are collectively referred to as the "Company". All significant intercompany balances and transactions have been eliminated in consolidation.

     USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of the deferred tax asset.

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

     LOANS RECEIVABLE - Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at unpaid principal balances adjusted for any charge-offs, the allowance for loan losses, deferred loan fees or costs, and unamortized premiums or discounts. Interest income is recognized on the interest method. Deferred loan fees or costs and premiums and discounts on loans are amortized or accreted to income using the level-yield method over the remaining period to contractual maturity.

     The accrual of interest on impaired loans is generally discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due or when the loan becomes ninety days past due, whichever occurs first. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments in excess of principal due are received, until such time that in management's opinion, the borrower will be able to meet payments as they become due.

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

     Non-homogeneous loans are those loans that can be included in a particular loan type, such as commercial loans and multi-family and commercial first mortgage loans, but which differ in other characteristics to the extent that valuation on a pool basis is not valid. After segregating specific, poorly performing loans and applying the methodology as noted in the preceding paragraph for such specific loans, the remaining loans are evaluated based on payment experience, known difficulties in the borrowers' business or geographic area, loss experience, inherent risks and other factors usually beyond the control of the Company. These loans are then graded and a factor, based on experience, is applied to estimate the probable loss.

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

     REAL ESTATE HELD FOR SALE - Real estate acquired in settlement of loans is initially recorded at estimated fair value less estimated costs to sell and is subsequently carried at the lower of carrying amount or fair value less estimated disposal costs. Management periodically performs valuations, and an allowance for losses is established by a charge to operations to the extent that the carrying value of a property exceeds its estimated fair value. Costs relating to the development and improvement of the property are capitalized, whereas those relating to holding the property are expensed. Real estate acquired for sale is carried of the lower of cost or fair value less costs to sell.

     PREMISES AND EQUIPMENT - Office premises and equipment are stated at cost less accumulated depreciation and amortization. The Company computes depreciation of premises and equipment using the straight-line method over the estimated useful lives of the individual assets which range from 5 to 50 years for buildings and improvements and from 3 to 10 years for furniture and equipment.

     GOODWILL AND INTANGIBLE ASSETS - Goodwill and other long-lived assets are tested periodically for impairment and written down to their fair value as necessary.

     TREASURY STOCK - Treasury stock is stated at cost and is determined by the first-in, first-out method.

     STOCK OPTIONS - The Company applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for its stock option plan, as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for options granted to employees. Had compensation cost for these plans been determined based on the fair value at the grant dates or repricing date for awards under those plans consistent with the methods of SFAS No. 123, the Company's pro forma net income and pro forma earnings per share would have been as follows:

                                                         2003
                                        AS REPORTED                PRO FORMA

   Net income (in thousands)              $ 1,061                   $ 1,048
   Earnings per share:
      Basic                               $ 0.78                     $ 0.77
      Diluted                             $ 0.73                     $ 0.72

                                                          2002
                                         AS REPORTED                PRO FORMA

   Net income (in thousands)              $ 1,166                   $ 1,146
   Earnings per share:
      Basic                               $ 0.71                     $ 0.70
      Diluted                             $ 0.68                     $ 0.67

                                                          2001
                                         AS REPORTED                PRO FORMA

   Net income (in thousands)                $ 620                     $ 529
   Earnings per share:
      Basic                                $ 0.33                    $ 0.28
      Diluted                              $ 0.33                    $ 0.28


     LOAN ORIGINATION FEES - Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized as an adjustment to interest income using the level-yield method over the contractual life of the loans. When a loan is fully repaid or sold, the amount of unamortized fee or cost is recorded in income.

     INCOME TAXES - The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company considers the need for a valuation allowance if, based on available evidence, deferred tax assets are not expected to be realized.

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

     EARNINGS PER SHARE - Earnings per share ("EPS") of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Basic and diluted earnings per share were both calculated with 1,866,387 weighted-average common shares outstanding for the year ended June 30, 2001. Weighted-average common shares outstanding was the same for basic and diluted in that year. For the year ended June 30, 2002, basic earnings per share was calculated using 1,635,669 shares and dilutive earnings per share was calculated using 1,719,903 shares. For the year ended June 30, 2003, basic earnings per share was calculated using 1,363,626 shares and dilutive earnings per share was calculated using 1,448,146 shares. Potential dilutive common shares include the Stock Option Plan shares and the Management Recognition Plan shares. These potential common shares had no dilutive effect for the year ended June 30, 2001. However, for the years ended June 30, 2003 and 2002, the Management Recognition Plan was antidilutive, but the Stock Option Plan was dilutive by 84,520 and 84,234 shares, respectively.

     STOCK PURCHASED FOR OPTION BENEFIT TRUST - As of June 30, 2003, the Company has a total of 3,217 shares of its common stock in its stock option plan trust. These shares are included in treasury stock on the accompanying consolidated statement of financial condition, are available for sale, and are managed by the trustees specifically for funding stock option benefits provided to key employees.

     RECLASSIFICATIONS - Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the classifications adopted for reporting in 2003. These reclassifications had no effect on net earnings.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board recently issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not anticipate that the adoption SFAS No. 150 will have a material impact on the financial condition or operating results of the Company.

2.   INVESTMENT SECURITIES

     Investment securities consisted of the following at June 30:

                                                                 2003
                                      --------------------------------------------------------
                                                        GROSS          GROSS
                                       AMORTIZED      UNREALIZED     UNREALIZED         FAIR
AVAILABLE FOR SALE                        COST           GAINS         LOSSES           VALUE
Municipal securities                  $ 25,115,797   $  1,348,125   $         --   $ 26,463,922
Equity securities                           39,750         68,820             --        108,570
Other securities                         2,000,000             --         20,000      1,980,000
Mortgage-backed securities              74,393,710      1,787,407         20,872     76,160,245
Collateralized mortgage obligations     24,811,534        436,469            394     25,247,609
                                      ------------   ------------   ------------   ------------

      Total                           $126,360,791   $  3,640,821   $     41,266   $129,960,346
                                      ============   ============   ============   ============

                                                                2002
                                      --------------------------------------------------------
                                                         GROSS           GROSS
                                         AMORTIZED     UNREALIZED    UNREALIZED       FAIR
AVAILABLE FOR SALE                         COST          GAINS          LOSSES        VALUE
U.S. Government and agencies          $  1,500,000   $     30,945   $         --   $  1,530,945
Municipal securities                    25,520,671        323,090        154,570     25,689,191
Equity securities                           39,750         30,490             --         70,240
Other securities                         2,000,000             --          5,000      1,995,000
Mortgage-backed securities              75,820,993      1,820,096         38,053     77,603,036
Collateralized mortgage obligations     10,914,781        395,371             --     11,310,152
                                      ------------   ------------   ------------   ------------

      Total                           $115,796,195   $  2,599,992   $    197,623   $118,198,564
                                      ============   ============   ============   ============

     For the year ended June 30, 2003 and 2001, the Company did not have any realized gains or losses on sales of investments available for sale. For the year ended June 30, 2002, the Company realized $11,659 in gains and $10,141 in losses on sales of investment securities available for sale.

     At June 30, 2003, municipal securities with a carrying value of approximately $454,000 were pledged to collateralize public deposits. As of June 30, 2002, no securities were pledged as collateral for public deposits. At June 30, 2003 and 2002, mortgage-backed securities with a carrying value of approximately $15.4 million and $16.7 million, respectively, were pledged as collateral for Federal Home Loan Bank advances.

     The scheduled maturities of available for sale securities at June 30, 2003, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                       AMORTIZED         FAIR
                                          COST           VALUE

Due in one year or less               $         --   $         --
Due from one year to five years                 --             --
Due from five years to ten years                --             --
Due after ten years                     27,115,797     28,443,922
                                      ------------   ------------
                                        27,115,797     28,443,922

Equity securities                           39,750        108,570
Mortgage-backed securities              74,393,710     76,160,245
Collateralized mortgage obligations     24,811,534     25,247,609
                                      ------------   ------------
      Total                           $126,360,791   $129,960,346
                                      ============   ============

3.    LOANS RECEIVABLE

          Loans receivable consisted of the following at June 30:

                                               2003             2002
First mortgage loans:
   One- to four- family residences        $  33,550,184    $  41,724,098
   Multi-family and commercial               42,560,230       50,626,236
   Real estate construction loans             9,726,671       12,449,965
     Less undisbursed loan funds             (5,772,941)      (5,945,029)
                                          -------------    -------------
         Total first mortgage loans          80,064,144       98,855,270
                                          -------------    -------------

 Consumer and other loans:
   Commercial loans                          13,207,629       14,406,499
   Automobile                                 4,102,692        6,836,399
   Consumer and home improvement loans        5,029,886        4,807,218
   Loans collateralized by deposits           2,034,110        2,469,033
     Less undisbursed loan funds             (2,137,580)      (1,718,669)
                                          -------------    -------------

         Total consumer and other loans      22,236,737       26,800,480
                                          -------------    -------------

         Outstanding loans                  102,300,881      125,655,750

 Allowance for loan losses                   (1,605,677)      (1,628,515)
 Net deferred loan costs and discounts           84,341          149,663
                                          -------------    -------------

           Loans receivable, net          $ 100,779,545    $ 124,176,898
                                          =============    =============


     The Company originates and maintains loans receivable which are substantially concentrated in its lending territory (primarily Southern Arkansas) but also originates commercial real estate loans in other areas of Arkansas. The Company's policy calls for collateral or other forms of repayment assurance to be received from the borrower at the time of loan origination. Such collateral or other form of repayment assurance is subject to changes in economic value due to various factors beyond the control of the Company.

     At June 30, 2003, impaired loans totaled approximately $6.0 million and all had designated reserves for possible loan losses. Reserves relative to impaired loans at June 30, 2003, were approximately $550,000.

Approximately $480,000 in interest income was recognized on average impaired loans of approximately $5.95 million for the year ended June 30, 2003. At June 30, 2002, impaired loans totaled approximately $4.9 million and all had designated reserves for possible loan losses. Reserves relative to impaired loans at June 30, 2002, were approximately $426,000. Approximately $173,000 in interest income was recognized on average impaired loans of approximately $2.2 million for the year ended June 30, 2002. Interest recognized on impaired loans on a cash basis during 2003 and 2002 was immaterial. The Company is not committed to lend additional funds to debtors whose loans have been modified.

     At June 30, 2003 and 2002, the Company had zero and $396,000 in accruing loans over 90 days delinquent, respectively. Nonaccruing loans at June 30, 2003 and 2002, totaled $3.5 million and $1.5 million, respectively.

     The subsidiary Bank had extensions of credit to executive officers, directors and to companies in which the Banks' directors were principal owners, in the amount of approximately $67,000 as of June 30, 2003 and $1.8 million as of June 30, 2002.

Balance, June 30, 2002     $ 1,759,829
New extensions of credit            --
Repayments                  (1,692,431)
                           -----------
Balance, June 30, 2003     $    67,398
                           ===========

     In management's opinion, such loans were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management's opinion, these extensions of credit did not involve more than the normal risk of collectability or present other unfavorable features.

     Certain loans are originated for sale. These loans are typically held for sale only a short time, and do not represent a material amount in the aggregate prior to their sale. Normally the short time between origination and sale does not provide for significant differences between cost and market values.

4.   ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable consisted of the following at June 30:

                                           2003         2002

                Investment securities   $  828,294   $  839,287
                Loans                      628,078      882,325
                                        ----------   ----------
                    Total               $1,456,372   $1,721,612
                                        ==========   ==========


5.   ALLOWANCE FOR LOAN LOSSES

     A summary of the activity in the allowance for loan losses is as follows for the years ended June 30:

                                     2003           2002          2001

    Balance, beginning of year   $ 1,628,515    $ 1,446,114    $ 1,231,709
    Provision                        533,000        330,000        296,000
    Charge-offs                     (652,968)      (234,382)      (101,761)
    Recoveries                        97,130         86,783         20,166
                                 -----------    -----------    -----------
    Balance, end of year         $ 1,605,677    $ 1,628,515    $ 1,446,114
                                 ===========    ===========    ===========

6.   FEDERAL HOME LOAN BANK STOCK

     The Bank is a member of the Federal Home Loan Bank System. As a member of this system, it is required to maintain an investment in capital stock of the Federal Home Loan Bank ("FHLB") in an amount equal to the greater of 1% of its outstanding home loans or 1/20 of its advances (borrowings) from the FHLB. No ready market exists for such stock and it has no quoted market value but may be redeemed at par. The carrying value of the stock is its cost.

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

     The new minimum investment requirement states that each member must maintain an investment in new Class B Stock equal to the sum of a membership investment requirement (0.20% of the member's total assets as of the previous December 31), and an activity-based investment requirement (4.25% of currently outstanding advances and certain new Mortgage Partnership Finance ("MPF") Program loans. As of June 30, 2003, the Bank is estimated to have a capital stock requirement of $3.4 million, well below its capital stock balance of $4.7 million as of the same date.

7.   PREMISES AND EQUIPMENT

          Premises and equipment consisted of the following at June 30:

                                                2003            2002

        Land and buildings                 $  5,521,876    $  7,153,233
        Furniture and equipment               3,580,334       3,667,962
                                           ------------    ------------
              Total                           9,102,210      10,821,195
        Accumulated depreciation             (3,988,565)     (3,708,984)
                                           ------------    ------------

             Premises and equipment, net   $  5,113,645    $  7,112,211
                                           ============    ============

     The decrease in premises and equipment includes a $407,000 write down of land held for investment in Camden, Arkansas which previously was to be the site of a new home office facility. These two parcels were purchased in 1996 and 1999 and significant costs were necessary to make the land suitable to build upon. The Board of Directors decided that in the near future it would not be in the best interests of the Company to expend the resources necessary to build a new home office facility. Since the land will not be utilized in the near future, appraisals were obtained in March 2003, and the land was written down to fair market value during that quarter. This amount was included in other noninterest expense.

8.    DEPOSITS

     Deposits are summarized as follows at June 30:

                                                   2003           2002
     Demand and NOW accounts, including
       noninterest-bearing deposits of
       $9,447,561 and $8,889,867 in 2003 and
       2002, respectively                      $ 42,807,702   $ 39,092,410
     Money market                                 4,751,127      5,911,715
     Statement savings                            7,927,966      8,010,973
     Certificates of deposit                     96,469,709    111,990,085
                                               ------------   ------------

           Total                               $151,956,504   $165,005,183
                                               ============   ============

     The aggregate amount of short-term jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $17.2 million and $19.3 million at June 30, 2003 and 2002, respectively.

     At June 30, 2003, scheduled maturities of certificates of deposit are as follows:

                      Years ending June 30:
                            2004              $76,372,882
                            2005               17,025,525
                            2006                3,071,302
                            Thereafter                 --
                                              -----------
                                 Total        $96,469,709
                                              ===========

     Eligible deposits of the Bank are insured up to $100,000 by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

     Deposits from related parties held by the Company at June 30, 2003 and 2002, totaled $1,133,132 and $1,296,863, respectively.

     In management's opinion, such deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates) as those prevailing at the time for comparable transactions with other persons.

9.   FEDERAL HOME LOAN BANK ADVANCES

     The Bank pledges as collateral for FHLB advances its FHLB stock and has entered into blanket collateral agreements with the FHLB whereby the Bank agrees to maintain, free of other encumbrances, qualifying single family first mortgage loans with unpaid principal balances, when discounted to 75% of such balances, of at least 100% of total outstanding advances. Additionally the Bank has pledged mortgage-backed securities with a carrying value of approximately $15.4 million at June 30, 2003, as additional collateral. Advances at June 30, 2003 and 2002, had maturity dates as follows:

                                   2003                        2002
                       WEIGHTED                    WEIGHTED
                       AVERAGE                      AVERAGE
                        RATE            AMOUNT       RATE            AMOUNT
Years ending June 30:
   2003                    --%       $        --      5.70%       $12,007,051
   2004                  5.65          9,875,000      5.65          9,875,000
   2005                  5.95          7,055,998      5.95          7,141,929
   2006                  5.92          4,826,966      5.92          4,859,326
   2007                  5.91          6,454,197      5.91          6,477,709
   2008                  5.82         13,827,000      5.84         14,043,294
   Thereafter            6.17         27,029,373      6.17         27,859,627
                         ----        -----------      ----        -----------

      Total              5.96%       $69,068,534      5.93%       $82,263,936
                         ====        ===========      ====        ==========

10.  INCOME TAXES

     Income tax provisions (benefits) are summarized as follows:

                                             YEARS ENDED JUNE 30,
                                      -------------------------------------
                                          2003         2002         2001
     Income tax provision (benefit):
        Current                        $ 382,206    $ 330,065    $ (64,464)
        Deferred                        (293,456)    (269,038)    (403,424)
                                       ---------    ---------    ---------
            Total                      $  88,750    $  61,027    $(467,888)
                                       =========    =========    =========

         The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows:

                                                            YEARS ENDED JUNE 30,
                                  -----------------------------------------------------------
                                           2003                2002                2001
Taxes at statutory rate           $ 390,971    34.0%  $ 417,087    34.0%  $  51,826    34.0%
Increase (decrease)
 resulting from:
    Tax exempt income              (431,357)  (37.51)  (457,123)  (37.26)  (520,047) (341.18)
    Disallowed interest expense      55,383     4.82     66,972     5.46     85,650    56.19
    State income taxes               38,681     3.36         --       --         --       --
   Change in estimate                    --       --         --       --    (67,000)  (43.95)
    Compensation                    (16,371)   (1.42)   (38,289)   (3.12)   (19,825)  (13.01)
    Other, net                       51,443     4.47     72,380     5.89      1,508     0.99
                                  ---------    -----  ---------    -----  ---------   ------

                Total             $  88,750     7.72% $  61,027     4.97% $(467,888) (306.96)%
                                  =========    =====  =========    =====  =========   ======


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

     The Company's deferred tax asset account was comprised of the following at June 30:

                                                          2003         2002
Deferred tax assets:
  Allowance for loan losses                            $  585,425   $  543,084
 Write-down on land held for investment                   178,797           --
  Deferred compensation                                   370,410      388,868
  Net operating loss carryforward                         624,590      801,281
  AMT credit carryforward                                 800,410      445,313
  Other                                                    50,523      140,367
                                                       ----------   ----------
            Total deferred tax assets                   2,610,155    2,318,913
                                                       ----------   ----------
Deferred tax liabilities:
  Premises and equipment                                   70,883      106,624
  Unrealized gains on available for sale investments    1,378,270      960,427
  Loan fees                                                    --        1,200
  FHLB dividends                                          500,402      465,675
                                                       ----------   ----------
       Total deferred tax liabilities                   1,949,555    1,533,926
                                                       ----------   ----------
       Net deferred tax asset                          $  660,600   $  784,987
                                                       ==========   ==========

     A deferred tax liability has not been recognized for the bad debt reserves of the Bank created in the tax years which began prior to December 31, 1987 (the base year). At June 30, 2003, the amount of these reserves totaled approximately $3,462,590 with an unrecognized deferred tax liability of $1,177,281. Such unrecognized deferred tax liability could be recognized in the future, in whole or in part, if (i) there is a change in federal tax law, (ii) the Bank fails to meet certain definitional tests and other conditions in the federal tax law,
(iii) certain  distributions  are made with respect to the stock of the Bank, or
(iv) the bad debt reserves are used for any purpose other than absorbing bad debt losses.

     As of June 30, 2003 the Company has a net operating loss carryforward of $1,882,908, of which $207,222, $1,120,698, and $554,988 expire in 2019, 2020, and 2021, respectively. The Company's AMT credit carryforward of $800,410 does not have an expiration date.

     The portion of the net deferred tax asset resulting from net operating loss carryforward and AMT credit carryforward totals $1,425,000 as of June 30, 2003. The recoverability of this asset is entirely contingent upon the production of taxable income for income tax reporting purposes. Management anticipates that the Company will produce such income in the near future based on management's current forecasts of earnings and if necessary, management's tax and interest-rate risk planning strategy of selling available for sale tax exempt securities and reinvesting the proceeds into taxable income producing securities. The strategy does not anticipate significant taxable gains on the sale of the tax-exempt securities, but rather a shift of nontaxable interest income to taxable interest income. Should this strategy not result in a sufficient amount of net taxable income, the Company will determine the need for a valuation allowance for the potion of the net deferred tax asset resulting from the carryforwards.

11.  BENEFIT PLANS

     EMPLOYEE STOCK OWNERSHIP PLAN - The Company has established an employee stock ownership plan ("ESOP") to benefit substantially all employees. The ESOP has a note payable to Bancshares, the proceeds from which were used to purchase shares of common stock of Bancshares.

     The note receivable, presented in the statements of stockholders' equity as unearned ESOP shares, is to be repaid in installments of $211,600 on June 30th each year through 2006. Interest is based upon the prime rate, which is to be adjusted and paid annually. The note may be prepaid without penalty. The ESOP is funded by contributions made by the Bank in amounts sufficient to retire the debt. Compensation expense of $341,215, $288,665, and $179,882 was recognized during the years ended June 30, 2003, 2002 and 2001, respectively.

     Benefits become 100% vested after three years of credited service. Shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares are used to repay the loan and are treated as compensation expense. Forfeitures of nonvested benefits will be reallocated among remaining participating employees in the same proportion as contributions. At both June 30, 2003 and 2002, 21,160 shares were committed to be released by the ESOP to participant accounts. At June 30, 2003, there were 148,120 shares allocated to participant accounts and 63,480 unallocated shares. The fair value of the unallocated shares amounted to $1,088,682 (63,480 shares at $17.15 per share) at June 30, 2003.

     Participants with vested account balances leaving employment, generally, may elect to have their allocated shares distributed. In the case of a distribution of shares, which at the time of distribution are not readily tradable on an established securities market, the Company is required to issue a put option to the participant. The put option is priced using the fair market value as determined as of the most recent valuation date (prior to the exercise of such right) by an independent appraiser. Any excess of the total purchase price at which the participant may put the shares to the Company over the fair value of the shares at the date of the issuance of the option is recognized as expense to the Company with the fair value of the shares recorded as treasury stock. During the years ended June 30, 2003, June 30, 2002, and June 20, 2001 no put options were issued.

     STOCK OPTION PLAN - The Stock Option Plan ("SOP"), approved by the Company's stockholders during the year ended June 30, 1998, provides for a committee of the Company's Board of Directors to award incentive or non-incentive stock options, representing up to 317,400 shares of Company stock. Options granted to executive officers and directors vest 25% immediately and 25% on each of the three subsequent anniversary dates of the grant. Options granted to employee's vest 20% immediately upon grant, with the balance vesting in equal amounts on the four subsequent anniversary dates of the grant. Options granted vest immediately in the event of disability or death. Outstanding stock options can be exercised over a ten-year period from the date of grant. Vested options of terminated participants expire one year after the participant's termination date.

     Under the SOP, options have been granted to directors and key employees to purchase common stock of the Company. The exercise price in each case equals the fair market value of the Company's stock at the date of grant. During the year ended June 30, 2003, 25,000 option shares were granted at a price of $18.10 per option share. No new options were granted during the years ended June 30, 2002 or 2001.

     A summary of the status of the Company's stock option plan as of June 30, 2003, and changes during the years ending June 30, 2002 and 2001, is presented below:

                                                          WEIGHTED
                                                          AVERAGE
                                                         EXERCISE
OPTIONS                                         SHARES     PRICE

Outstanding at June 30, 2000                    312,980   $ 9.14
Granted                                              --       --
Exercised                                            --       --
Forfeited                                        18,513     9.18
                                                -------   ------
Outstanding at June 30, 2001                    294,467     9.14
                                                -------   ------

Granted                                              --       --
Exercised                                        50,473     9.14
Forfeited                                        25,444     9.13
                                                -------   ------
Outstanding at June 30, 2002                    218,550     9.14
                                                -------   ------

Granted                                          25,000     8.10
Exercised                                        75,163     9.14
Forfeited                                            --       --
                                                -------   ------
Outstanding at June 30, 2003                    168,387   $10.47
                                                =======   ======

Options exercisable at June 30, 2003 (vested)   149,637   $ 9.51
                                                =======   ======


     Exercise prices for options outstanding at June 30, 2003, range from $9.125 to $18.10 per share. The weighted average remaining contractual life of such shares was 5.6 years at June 30, 2003.

     The fair value of options  granted was estimated on the date of grant using
the  binomial   option-pricing   model  with  the  following   weighted  average
assumptions:

                                                            2003
                                                           GRANTS
         Volatility                                        10.00 %
         Life of options                                  10.0 years
         Risk-free interest rate                            3.53 %
         Dividend rate                                      1.93 %

     The weighted average fair value of options granted during the fiscal year ended June 30, 2003, was $3.03 per share.

     MANAGEMENT RECOGNITION PLAN - The Management Recognition Plan ("MRP"), approved by the Company's stockholders during the year ended June 30, 1998, provides for a committee of the Company's Board of Directors to award restricted stock to key officers as well as non-employee directors. The MRP authorizes the Company to grant up to 52,900 shares of Company stock. Compensation expense is recognized based on the fair market value of the shares on the grant date over the vesting period. Under the original plan, shares granted to directors and executive officers vest 25% at the grant date and 25% each May 1 afterward. Shares granted to non-directors and non executive officers vest 20% at the grant date and 20% each May 1 afterward. Shares granted will be deemed vested in the event of disability, or death. At June 30, 2003, all shares have been acquired that are necessary to meet the Plan's award requirements. The difference between the price at the date of grant and the actual purchase price is recorded as an adjustment to stockholders' equity as shares are vested. Approximately $34,000, $40,000 and $65,000 in compensation expense was recognized during the years ended June 30, 2003, 2002, and 2001, respectively. On May 17, 2000, all directors voluntarily elected to extend their vesting period three additional years to May 1, 2004. In addition, certain officers also voluntarily elected to adopt the three-year extension of their vesting period. On May 22, 2003, the 8,520 shares, which had been forfeited by former plan participants, were granted at $18.10 per share. Of these shares, 8,210 shares were awarded to directors or executive officers and 310 shares were awarded to non-directors or executive officers.

     OFFICERS' AND DIRECTORS RETIREMENT PLAN - During the year ended June 30, 1996, the Bank adopted a "non-qualified" retirement plan for its officers and directors in recognition of their years of service to the Bank. The plan is an annuity contract plan whereby funds are to be set aside annually in a grantor trust, with the Bank acting as trustee of the Trust. Distributions are scheduled to be paid upon completion of six to ten years of service to the Bank. No tax deduction for the Plan is claimed until funds are paid to the beneficiaries. Future funding is dependent on continued service to the Bank and therefore is expensed as the plan is funded each year. For the years ended June 30, 2003, 2002 and 2001, contributions to the plan totaled approximately $29,000, $124,000, and $181,000, respectively.

     401(k) PLAN - Effective July 1, 1993, employees of the Bank may participate in a 401(k) savings plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement upon reaching age 21 and completing one year of service. At its discretion, the Bank may make matching contributions to the plan. Employer contributions vest 20% each year beginning in the third year of service and become 100% vested in seven years. The Bank made no matching contribution during the years ended June 30, 2003, 2002 or 2001.

     EMPLOYMENT AGREEMENTS - Certain executive officers of the Bank and the Company have employment agreements with one to three year renewable terms. Such agreements provide for termination pay and other benefits under certain circumstances. As of June 30, 2003, aggregate termination pay is approximately $0.70 million.

     CHANGE-IN-CONTROL AGREEMENTS - As of June 30, 2003, certain officers of the Bank and the Company had change-in-control agreements with three-year renewable terms. Such agreements provide for benefits under circumstances of changes-in-control as defined in the agreements. The benefits provide for a range of 25% to 299% of the officers' compensation. As of June 30, 2003, the aggregate benefits total approximately $0.80 million.

12.  SALE OF BRANCH

     On July 19, 2002, the Bank sold its Monticello branch to Simmons First Bank of South Arkansas. The sale included approximately $8.3 million in loans, $1.5 million in fixed assets, $0.2 million in other assets, and $13.2 million in deposits. The Bank recognized a premium on the deposits of approximately $0.9 million and the difference was paid in cash to the buyer. The Bank recognized a net gain on this sale of approximately $743,000.

13.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the credit applicant. Such collateral consists primarily of residential properties. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     The Company had the following outstanding commitments at June 30, 2003:

             Undisbursed construction loans              $4,783,023
             Commitments to originate mortgage loans        989,918
             Commitments to originate commercial loans       82,000
             Unused lines of credit                       2,055,580
                                                         ----------

                  Total                                  $7,910,521
                                                         ==========

     The funding period for construction loans is generally less than nine months and commitments to originate mortgage loans are generally outstanding for 60 days or less. At June 30, 2003, interest rates on commitments are believed by management to approximate market rates.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                 JUNE 30, 2003                 JUNE 30, 2002
                                                           ESTIMATED                       ESTIMATED
                                           CARRYING         FAIR          CARRYING           FAIR
                                            VALUE          VALUE            VALUE           VALUE
ASSETS:
  Cash and due from banks                $  3,003,656   $  3,003,656   $  3,492,257   $  3,492,257
  Interest-bearing deposits with banks      4,203,320      4,203,320     14,404,572     14,404,572
  Investment securities:
    Available for sale                    129,960,346    129,960,346    118,198,564    118,198,564
  Loans receivable, net                   100,779,545    103,394,671    124,176,898    127,424,573
  Accrued interest receivable               1,456,372      1,456,372      1,721,612      1,721,612
  Federal Home Loan Bank stock              4,704,100      4,704,100      4,709,900      4,709,900

LIABILITIES:
  Deposits:
    Demand, NOW, money
      market and statement savings         55,486,795     55,486,795     53,015,098     53,015,098
    Certificates of deposit                96,469,709     96,867,264    111,990,085    112,396,949
  Federal Home Loan Bank advances          69,068,534     77,791,523     82,263,936     86,780,344
  Advance payments by
    borrowers for taxes and insurance          83,879         83,879        110,446        110,446
  Accrued interest payable                    563,620        563,620        740,008        740,008


     For cash and due from banks, interest-bearing deposits with banks, Federal Home Loan Bank stock and accrued interest receivable, the carrying value is a reasonable estimate of fair value primarily because of the short-term nature of instruments or, as to Federal Home Loan Bank stock, the ability to sell the stock back to the Federal Home Loan Bank at cost. The fair value of investment securities is based on quoted market prices, dealer quotes and prices obtained from independent pricing services. The fair value of loans receivable is estimated based on present values using the rates currently offered for loans of similar remaining maturities at the reporting date.

     The fair value of demand deposit accounts, NOW accounts, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit and Federal Home Loan Bank advances is estimated using the rates currently offered for deposits and borrowings of similar remaining maturities at the reporting date. For advance payments by borrowers for taxes and insurance and accrued interest payable the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of these instruments. Commitments are generally made at prevailing interest rates at the time of funding and are relatively short term. Therefore, there is no difference between the contract amount and fair value.

     The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2003 and 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

15.  COMMITMENTS AND CONTINGENCIES

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

16.  RETAINED EARNINGS

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

     The Bank may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the Bank's stockholders' equity to be reduced below applicable regulatory capital maintenance requirements for insured institutions or below the amount of the special liquidation account referred to above. This requirement effectively limits the dividend paying ability of the Company in that the Company must maintain an investment in equity of the Bank sufficient to enable the Bank to meet its requirements as noted above. Required capital amounts are shown in Note 17 to the consolidated financial statements.

     Liquidation account balances are not maintained because of the cost of maintenance and the remote likelihood of complete liquidation. Additionally, the Bank is limited to distributions it may make to Bancshares without OTS approval if the distribution would cause the total distributions to exceed the Bank's net income for the year to date plus the Bank's net income (less distributions) for the preceding two years. Bancshares may use assets other than its investment in the Bank as a source of dividends.

17.  REGULATORY MATTERS

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

     As of June 30, 2003 and 2002, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum core (Tier I core), Tier I risk-based, and total risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Bank's actual capital amounts (in thousands) and ratios are also presented in the tables:

                                                                                        TO BE CATEGORIZED
                                                                                       AS WELL CAPITALIZED
                                                                                           UNDER PROMPT
                                                                         FOR CAPITAL         CORRECTIVE
                                                          ACTUAL      ADEQUACY PURPOSES  ACTION PROVISIONS
                                                    AMOUNT   RATIO     AMOUNT    RATIO     AMOUNT   RATIO
      AS OF JUNE 30, 2003:
Tier I (Core) Capital to Adjusted Total Assets     $23,056    9.39 %   $ 9,821   4.00 %   $12,276    5.00 %
Total Risk-Based Capital to Risk-weighted Assets    24,459   21.83 %     8,962   8.00 %    11,202   10.00 %
Tier I (Core) Capital to Risk-weighted Assets       23,056   20.58 %       N/A   N/A        6,721    6.00 %
Tangible Capital to Tangible Assets                 23,056    9.39 %     3,683   1.50 %      N/A      N/A

      AS OF JUNE 30, 2002:

Tier I (Core) Capital to Adjusted Total Assets     $21,396    7.88 %    $10,861   4.00 %   $13,576    5.00 %
Total Risk-Based Capital to Risk-weighted Assets    23,025   17.06 %     10,798   8.00 %    13,497   10.00 %
Tier I (Core) Capital to Risk-weighted Assets       21,396   15.85 %      N/A     N/A        8,098    6.00 %
Tangible Capital to Tangible Assets                 21,396    7.88 %      4,073   1.50 %      N/A      N/A


     Regulations require the Bank to maintain an amount equal to 4% of deposits (net of loans collateralized by deposits) plus short-term borrowings in cash and U.S. Government and other approved securities.

18.  PARENT COMPANY ONLY FINANCIAL INFORMATION

     The following condensed statements of financial condition as of June 30, 2003 and 2002, and condensed statements of income and cash flows for the years ended June 30, 2003, 2002 and 2001, for HCB Bancshares, Inc. should be read in conjunction with the consolidated financial statements and the notes herein.

HCB BANCSHARES, INC.
(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2003 AND 2002
ASSETS                                          2003            2002

Deposit in Bank                              $   922,508   $ 1,221,185
Cash equivalents                                 194,659       175,817
                                             -----------   -----------
    Cash and cash equivalents                  1,117,167     1,397,002

Investment in Bank                            22,992,902    21,927,797
Loans receivable                               1,027,166     1,060,298
Investment securities                            108,570        70,240
Other assets                                     845,806       821,076
                                             -----------   -----------
TOTAL ASSETS                                 $26,091,611   $25,276,413
                                             ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other liabilities       $   149,363   $   143,059
Stockholders' equity                          25,942,249    25,133,354
                                             -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $26,091,611   $25,276,413
                                             ===========   ===========

CONDENSED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 2003, 2002 AND 2001

INCOME:                                             2003           2002          2001
   Dividend from Bank                            $        --    $ 9,000,000    $ 1,000,000
   Interest and dividend income                      116,018        205,248        230,421
                                                 -----------    -----------    -----------
     Total income                                    116,018      9,205,248      1,230,421
EXPENSES:
   Operating expenses                                122,404         48,944        191,509
                                                 -----------    -----------    -----------
INCOME BEFORE INCOME TAXES AND DISTRIBUTION IN
   (EXCESS) LESS THAN BANK SUBSIDIARY INCOME          (6,386)     9,156,304      1,038,912
INCOME TAX (BENEFIT) PROVISION                        (2,445)        59,849         13,000
                                                 -----------    -----------    -----------
INCOME BEFORE DISTRIBUTIONS IN (EXCESS) LESS
   THAN BANK SUBSIDIARY INCOME                        (3,941)     9,096,455      1,025,912
DISTRIBUTIONS IN (EXCESS) THAN BANK
   SUBSIDIARY INCOME                               1,065,106     (7,930,755)      (405,596)
                                                 -----------    -----------    -----------
NET INCOME                                       $ 1,061,165    $ 1,165,700    $   620,316
                                                 ===========    ===========    ===========


HCB BANCSHARES, INC.
         (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001

OPERATING ACTIVITIES                                                     2003            2002           2001
   Net income                                                        $ 1,061,165    $ 1,165,700    $   620,316
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Distributions (less than) in excess of bank subsidiary income    (1,065,106)     7,930,755        405,596
     Changes in operating assets and liabilities:
       Other assets                                                      (11,301)       239,824       (259,752)
       Accrued expenses and other liabilities                             18,494       (194,647)       228,425
                                                                     -----------    -----------    -----------
         Net cash provided by operating activities                         3,252      9,141,632        994,585
                                                                     -----------    -----------    -----------

INVESTING ACTIVITIES:
   Purchase loans, net of repayments                                      33,132       (360,298)            --
                                                                     -----------    -----------    -----------

         Net cash provided (used) by investing activities                 33,132       (360,298)            --
                                                                     -----------    -----------    -----------

FINANCING ACTIVITIES:
   Dividends paid                                                       (473,937)      (472,296)      (474,299)
   Purchase of treasury stock, net                                       157,718     (7,562,533)    (1,038,686)
                                                                     -----------    -----------    -----------
         Net cash used by financing activities                          (316,219)    (8,034,829)    (1,512,985)
                                                                     -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                          (279,835)       746,505       (518,400)

CASH AND CASH EQUIVALENTS:

   Beginning of year                                                   1,397,002        650,497      1,168,897
                                                                     -----------    -----------    -----------

   End of year                                                       $ 1,117,167    $ 1,397,002    $   650,497
                                                                     ===========    ===========    ===========

19.  OTHER COMPREHENSIVE INCOME

     The amount of income tax expense or benefit allocated to each component of comprehensive income, including reclassification adjustments, are shown below:

                                                    YEAR ENDED JUNE 30, 2003
                                            ------------------------------------
                                            BEFORE TAX   TAX EXPENSE  NET-OF-TAX
                                              AMOUNT       AMOUNT        AMOUNT
                                            ------------------------------------
UNREALIZED GAINS ON SECURITIES:
  Unrealized holding gain on securities
    arising during period                   $1,197,187   $  417,844   $  779,343
  Less reclassification adjustment for
    (gains) losses included in net income           --           --           --
                                            ----------   ----------   ----------
        Other comprehensive income          $1,197,187   $  417,844   $  779,343
                                            ==========   ==========   ==========

                                                        YEAR ENDED JUNE 30, 2002
                                            ------------------------------------------
                                              BEFORE TAX     TAX EXPENSE    NET-OF-TAX
                                                AMOUNT          AMOUNT        AMOUNT
                                            ------------------------------------------
UNREALIZED GAINS ON SECURITIES:
  Unrealized holding gain on securities
    arising during period                   $ 2,544,652    $ 1,041,592   $ 1,503,060
  Less reclassification adjustment for
    (gains) losses included in net income        (1,518)            --        (1,518)
                                            -----------    -----------   -----------
        Other comprehensive income          $ 2,543,134    $ 1,041,592   $ 1,501,542
                                            ===========    ===========   ===========

                                                   YEAR ENDED JUNE 30, 2001
                                           -------------------------------------
                                           BEFORE TAX   TAX EXPENSE   NET-OF-TAX
                                             AMOUNT       AMOUNT        AMOUNT
                                           -------------------------------------
UNREALIZED GAINS ON SECURITIES:
  Unrealized holding gain on securities
    arising during period                   $7,236,824   $2,894,756   $4,342,068
  Less reclassification adjustment for
    (gains) losses included in net income           --           --           --
                                            ----------   ----------   ----------
        Other comprehensive income          $7,236,824   $2,894,756   $4,342,068
                                            ==========   ==========   ==========

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

      10.4          Intentionally omitted.

      10.5 Heartland Community Bank Directors' Retirement Plan, as amended*=

      10.6(a) Change-in-Control Protective Agreement between Heartland Community Bank and Scott A. Swain *****=

      10.6(b)      Change-in-Control    Protective    Agreement   between   HCB
                   Bancshares, Inc. and Scott A. Swain *****=

      10.7(a) Employment Agreement by and between Heartland Community Bank and Charles Black ******=

      10.7(b) Employment Agreement by and between HCB Bancshares, Inc. and Charles Black ******=

      NO.                           DESCRIPTION
      ---                           -----------

      10.8 Standstill Agreement dated August 29, 2001, by and among HCB Bancshares, Inc. and Stilwell Value Partners IV, L.P., Stilwell Associates, L.P., Stilwell Value LLC and Joseph Stilwell***

      10.9 Change-in-Control Protective Agreement between Heartland Community Bank, HCB Bancshares, Inc. and Paula J. Bergstrom
                   (1)=

      10.10 Change-in-Control Protective Agreement between Heartland Community Bank, HCB Bancshares, Inc. and Henry A. Pryor(1)=

      10.11 Separation Agreement among Cameron D. McKeel, the Company and the Bank

      13           Annual Report to Stockholders for the fiscal year ended June
                   30, 2003(1)

      21           Subsidiaries(1)

      23.1         Consent of BKD, LLP(1)

      23.2         Consent of Deloitte & Touche LLP(1)

      31.1         Rule 13a-14(a) Certification of Chief Executive Officer

      31.2         Rule 13a-14(a) Certification of Chief Financial Officer

      32           18 USC Section 1350 Certification

----------
* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-19093).
** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 0-22423).
*** Incorporated by reference to the Company's Current Report on Form 8-K filed on September 5, 2001 (File No. 0-22423).
**** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 0-22423).
***** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (File No. 0-22423).
****** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2002 (File No. 0-22423).
(1)       Previously filed.
=         Management contract or compensatory plan or arrangement.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HCB BANCSHARES, INC.


Date: October 16, 2003               By:    /s/ Charles T. Black
                                           -----------------------------------
                                           Charles T. Black
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)