Form 10-Q
period 2003-09-30
HCB BANCSHARES INC
filed 2003-11-12
CIK 1029740

FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003.

                                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-22423

                              HCB BANCSHARES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          OKLAHOMA                                             62-1670792
-------------------------------                            ------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

237 Jackson Street, Camden, Arkansas                             71701
------------------------------------                        ---------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,450,230 shares of common stock outstanding as of October 31, 2003.

CONTENTS



PART I.   FINANCIAL INFORMATION
          ---------------------

          Item 1. Condensed Consolidated Financial Statements

                  Condensed Consolidated Statements of Financial Condition at September 30, 2003 (unaudited) and June 30, 2003

                  Condensed    Consolidated    Statements    of   Income   and
                  Comprehensive (Loss) Income Three Months Ended September 30, 2003 and 2002 (unaudited)

                  Condensed Consolidated Statements of Cash Flows Three Months Ended September 30, 2003 and 2002 (unaudited)

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


SIGNATURES


HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2003 (UNAUDITED) AND JUNE 30, 2003
--------------------------------------------------------------------------------
                                                                            SEPTEMBER 30,
                                                                                 2003                  JUNE 30,
ASSETS                                                                        (UNAUDITED)                2003
                                                                            -------------              --------
Cash and due from banks                                                     $    3,200,467        $    3,003,656
Interest-bearing deposits with banks                                             5,779,949             4,203,320
                                                                            --------------        --------------
   Cash and cash equivalents                                                     8,980,416             7,206,976

Investment securities available for sale, at fair value                        124,225,234           129,960,346
Loans receivable, net of allowance                                              96,730,290           100,779,545
Accrued interest receivable                                                      1,208,796             1,456,372
Federal Home Loan Bank stock                                                     3,397,700             4,704,100
Premises and equipment, net                                                      5,050,024             5,113,645
Real estate held for sale                                                           17,501               246,160
Other assets                                                                     2,488,077             1,557,639
                                                                            --------------        --------------
TOTAL                                                                       $  242,098,038        $  251,024,783
                                                                            ==============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Deposits                                                                 $  145,878,328        $  151,956,504
   Federal Home Loan Bank advances                                              67,264,240            69,068,534
   Advance payments by borrowers for
     taxes and insurance                                                            74,657                83,879
   Accrued interest payable                                                        517,014               563,620
   Other liabilities                                                             1,340,979               897,259
                                                                            --------------        --------------

                                     Total liabilities                         215,075,218           222,569,796
                                                                            --------------        --------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 10,000,000 shares authorized,
     2,645,000 shares issued, 1,447,013 and 1,457,982 shares
     outstanding at September 30, 2003 and June 30, 2003, respectively              26,450                26,450
   Additional paid-in capital                                                   25,823,812            25,781,908
   Unearned ESOP shares                                                           (581,900)             (634,800)
   Unearned MRP shares                                                             (75,409)              (82,625)
   Accumulated other comprehensive income                                          887,275             2,221,285
   Retained earnings                                                            15,534,909            15,537,315
                                                                            --------------        --------------

                                                                                41,615,137            42,849,533

   Treasury stock, at cost, 1,197,987 and 1,187,018 shares at
     September 30, 2003, and June 30, 2003, respectively                       (14,592,317)          (14,394,546)
                                                                            --------------        --------------

                                     Total stockholders' equity                 27,022,820            28,454,987
                                                                            --------------        --------------
TOTAL                                                                       $  242,098,038        $  251,024,783
                                                                            ==============        ==============


See accompanying notes to condensed consolidated financial statements.


HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS)
INCOME THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                            2003      (UNAUDITED)      2002
                                                            ----                       ----
INTEREST INCOME:
   Interest and fees on loans                          $    1,815,606             $   2,275,167
   Investment securities:
     Taxable                                                1,021,882                 1,293,521
     Nontaxable                                               314,561                   321,862
   Other                                                       33,228                    80,992
                                                       --------------             -------------
        Total interest income                               3,185,277                 3,971,542
                                                       --------------             -------------

INTEREST EXPENSE:

   Deposits                                                   772,622                 1,064,439
   Federal Home Loan Bank advances                          1,013,448                 1,196,079
                                                       --------------             -------------

        Total interest expense                              1,786,070                 2,260,518
                                                       --------------             -------------

NET INTEREST INCOME                                         1,399,207                 1,711,024

PROVISION FOR LOAN LOSSES                                     120,000                    90,000
                                                       --------------             -------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                          1,279,207                 1,621,024
                                                       --------------             -------------

NONINTEREST INCOME:
   Service charges on deposit accounts                        225,091                   234,716
   Gain on sale of loans available for sale, net              184,153                    94,198
   Gain on sale of branch                                          --                   742,942
   Other                                                       22,918                    55,939
                                                       --------------             -------------

        Total noninterest income                              432,162                 1,127,795
                                                       --------------             -------------

NONINTEREST EXPENSE:
   Salaries and employee benefits                             912,516                   985,805
   Net occupancy expense                                      217,339                   237,981
   Communication, postage, printing and office supplies        92,332                    91,677
   Advertising                                                 15,532                    43,464
   Data processing                                            107,492                    98,587
   Professional fees                                          212,835                   148,580
   Other                                                       88,949                   146,786
                                                       --------------             -------------

        Total noninterest expense                           1,646,995                 1,752,880
                                                       --------------             -------------

INCOME BEFORE INCOME TAXES                                     64,374                   995,939

INCOME TAX (BENEFIT) PROVISION                                (57,738)                  270,842
                                                       --------------             -------------

NET INCOME                                              $     122,112              $    725,097
                                                       --------------             -------------

                                                                                               (Continued)


HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS)
INCOME THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
-------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                            2003      (UNAUDITED)      2002
                                                            ----                       ----
OTHER COMPREHENSIVE (LOSS) INCOME,
   NET OF TAX:
   Unrealized holding (loss) gain on securities
     arising during period                             $   (1,334,010)            $   1,006,506
   Reclassification adjustment for gains
     included in net income                                        --                        --
                                                       --------------             -------------

        Other comprehensive (loss) income                  (1,334,010)                1,006,506
                                                       --------------             -------------

COMPREHENSIVE (LOSS) INCOME                            $   (1,211,898)            $   1,731,603
                                                       ==============             =============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING
     BASIC                                                  1,393,140                 1,343,943
                                                       ==============             =============
     DILUTED                                                1,462,106                 1,427,939
                                                       ==============             =============

EARNINGS PER SHARE:
   Basic                                                    $ 0.09                    $ 0.54
                                                              ====                      ====
   Diluted                                                  $ 0.08                    $ 0.51
                                                              ====                      ====
DIVIDENDS PER SHARE                                         $ 0.09                    $ 0.08
                                                              ====                      ====
                                                                                               (Concluded)


See accompanying notes to condensed consolidated financial statements.


HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                      2003       (UNAUDITED)        2002
                                                                      ----                          ----
OPERATING ACTIVITIES:

   Net income                                                  $     122,112                 $     725,097
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
     Depreciation                                                    146,987                       156,859
     Amortization (accretion) of:
       Deferred loan origination fees                                 29,317                        26,163
       Premiums and discounts on loans, net                           (1,103)                         (958)
       Premiums and discounts on investment securities, net          203,957                        54,026
     Provision for loan losses                                       120,000                        90,000
     Gain on sale of branch                                               --                      (742,942)
     Deferred income taxes                                             6,517                       270,842
     Originations of loans held for sale                         (11,324,551)                   (7,143,961)
     Proceeds from sales of loans                                 12,370,427                     5,400,812
     Stock compensation expense                                      102,020                        87,082
     Change in accrued interest receivable                           247,576                       145,473
     Change in accrued interest payable                              (46,606)                      (33,253)
     Change in other assets                                         (109,225)                     (288,452)
     Change in other liabilities                                     443,720                       (47,581)
                                                                ------------                 -------------
       Net cash provided (used) by operating activities            2,311,148                    (1,300,793)
                                                                ------------                 -------------

INVESTING ACTIVITIES:

   Purchases of investment securities - available for sale       (12,987,317)                   (6,218,957)
   Redemption (purchase) of Federal Home Loan Bank stock           1,306,400                          (400)
   Purchases of premises and equipment                               (83,366)                     (211,239)
   Net change due to branch sale                                          --                    (2,523,471)
   Loan repayments, net of originations                            2,855,166                     4,448,935
   Principal payments on investment securities                    16,356,731                     5,934,096
   Net increase (decrease) in real estate held for resale            228,659                       (65,921)
                                                                ------------                 -------------
       Net cash provided by investing activities                   7,676,273                     1,363,043
                                                                ------------                 -------------


                                                                                 (Continued)

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                      2003       (UNAUDITED)        2002
                                                                      ----                          ----
FINANCING ACTIVITIES:
   Net decrease in deposits                                   $   (6,078,176)               $   (1,614,241)
   Advances from Federal Home Loan Bank                                   --                            --
   Repayment of Federal Home Loan Bank advances                   (1,804,294)                   (2,298,790)
   Net (decrease) increase in advance payments by
     borrowers for taxes and insurance                                (9,222)                       10,693
   Purchase of treasury stock                                       (197,771)                           --
   Dividends paid                                                   (124,518)                     (114,006)
                                                              --------------                --------------
       Net cash used by financing activities                      (8,213,981)                   (4,016,344)
                                                              --------------                --------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                      1,773,440                    (3,954,094)

CASH AND CASH EQUIVALENTS:

  Beginning of period                                              7,206,976                    17,896,829
                                                              --------------                --------------

  End of period                                               $    8,980,416                $   13,942,735
                                                              ==============                ==============


See accompanying notes to condensed consolidated financial statements.

                                                                                                        (Concluded)

HCB BANCSHARES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION

     HCB Bancshares, Inc. ("Bancshares"), incorporated under the laws of the State of Oklahoma, is a savings bank holding company that owns HCB Investments, Inc. ("HCBI") and HEARTLAND Community Bank and its subsidiary (the "Bank"). Bancshares' business is primarily that of owning the Bank and participating in the Bank's activities. HCBI holds a $500,000 initial investment in EastPoint Technologies LLC, which is the company whose core processing software the Bank utilizes. The accompanying condensed consolidated financial statements include the accounts of Bancshares, HCBI and the Bank and are collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q. Accordingly, they do not include all of the information required by generally accepted accounting principles. The unaudited statements reflect all adjustments, which are, in the opinion of management, necessary for fair presentation of the financial condition and results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. The condensed consolidated statements of income and comprehensive income for the three months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the Company's fiscal year ending June 30, 2004. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2003, contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

NOTE 2 - EARNINGS PER SHARE

     The weighted average number of common shares used to calculate earnings per share for the periods ended September 30, 2003 and 2002, were as follows:

                                         Three months ended
                                            September 30,
                                           2003         2002
                                           ----         ----
  Basic weighted average shares         1,393,140    1,343,943
  Effect of dilutive securities            68,966       83,996
                                        ---------    ---------
  Diluted weighted average shares       1,462,106    1,427,939
                                        =========    =========

     The Company has issued stock options that have the potential to be dilutive to its weighted average shares calculation and were dilutive for the three months ending September 30, 2003 and 2002. In addition, the Company has issued MRP shares that have the potential to be dilutive to its weighted average shares calculation, but were anti-dilutive for these three month periods.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     When used in this Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

SIGNIFICANT ACCOUNTING POLICIES

     The Company's significant accounting policies are set forth in Note 1 of the consolidated financial statements as of June 30, 2003, which was filed on Form 10-K. Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management's most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements.

GENERAL

     The Bank's principal business consists of attracting savings deposits from the general public and investing those funds in loans secured by first mortgages on existing owner-occupied single-family residences in the Bank's primary market area, commercial and multi-family real estate loans and consumer and commercial business loans. The Bank also maintains a substantial investment portfolio of mortgage-related securities, nontaxable municipal securities and U.S. government and agency securities.

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

ASSET QUALITY

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.

                                                   September 30,          June 30,
                                                       2003                2003
                                                   -------------       -------------

Loans accounted for on a nonaccrual basis: (1)
  Real estate:
   One-to-four family residential............      $    876,986        $  1,241,085
   Other mortgage loans......................         1,718,263           1,740,878
  Consumer loans.............................           208,464             287,925
  Commercial loans...........................           137,720             232,562
                                                   ------------        ------------
       Total.................................      $  2,941,433        $  3,502,450
                                                   ============        ============

Accruing loans which are contractually past due
  90 days or more:
  Real estate:
   One-to-four family residential............      $         --        $         --
   Other mortgage loans......................                --                  --
  Commercial loans...........................                --                  --
  Consumer loans.............................                --                  --
                                                   ------------        ------------
       Total.................................      $         --        $         --
                                                   ============        ============

       Total nonperforming loans.............      $  2,941,433        $  3,502,450
                                                   ============        ============

Percentage of total loans....................            2.79%              3.18%
                                                         ====               ====
Other nonperforming assets (2)...............      $     60,630        $    246,160
                                                   ============        ============
Loans modified in troubled debt restructurings     $  5,337,784        $  5,355,927
                                                   ============        ============

------------------

(1)  Designated   nonaccrual  loan  payments   received  are  applied  first  to
     contractual   principal  and  interest   income  is  recognized  only  when
     contractually current.
(2)  Other nonperforming assets includes foreclosed real estate.

     During the three months ended September 30, 2003, total nonperforming loans decreased $561,000 primarily due to decreases in one-to-four family residential nonperforming loans.

     During the three months ended September 30, 2003 and 2002, gross interest income of approximately $69,000 and $34,000, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the respective periods. Interest on such loans included in income during such respective periods was not material.

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

                                                                 Quarter Ended September 30,
                                          -------------------------------------------------------------------------
                                                        2003                                   2002
                                          ---------------------------------- --------------------------------------
                                                                    Average                                 Average
                                             Average      Interest   Yield/      Average       Interest     Yield/
                                             Balance    Earned/Paid   Rate       Balance      Earned/Paid    Rate
Interest-earning assets:
  Loans receivable....................... $  99,393,881 $ 1,815,606   7.31%  $ 116,001,697   $ 2,275,167     7.85%
  Investment and mortgage-backed
  securities
   Taxable... ...........................    99,059,465   1,021,882   4.13      90,026,436     1,293,521     5.75
   Nontaxable............................    25,119,016     314,561   5.01      25,524,086       321,862     5.04
  FHLB stock.............................     4,505,998      22,787   2.02       4,675,384        35,354     3.02
  FHLB DDA...............................     4,648,383       9,718   0.84      10,986,527        45,033     1.64
  Other interest-earning assets..........       197,996         723   1.46         179,242           605     1.35
                                          ------------- -----------   ----   -------------   -----------     ----
   Total interest-earning assets.........   232,924,739   3,185,277   5.47     247,393,372     3,971,542     6.42
Noninterest-earning assets...............    13,456,455 -----------             15,885,885   -----------
                                          -------------                      -------------
   Total assets.......................... $ 246,381,194                      $ 263,279,257
                                          =============                      =============
Interest-bearing liabilities:
  NOW, MMDA, statement savings........... $  46,351,230     145,359   1.25   $  41,289,431       152,721     1.48
  Time deposits..........................    93,484,475     627,263   2.68     104,293,869       911,718     3.50
  FHLB advances..........................    67,922,457   1,013,448   5.97      80,242,111     1,196,079     5.96
                                          ------------- -----------   ----   -------------   -----------     ----
   Total interest-bearing liabilities....   207,758,162   1,786,070   3.44     225,825,411     2,260,518     4.00
                                                        -----------                          -----------
Noninterest-bearing liabilities..........    10,926,313                          9,576,723
                                          -------------                      -------------
   Total liabilities.....................   218,684,475                        235,402,134
Equity...................................    27,696,719                         27,877,123
                                          -------------                      -------------
   Total liabilities and equity.......... $ 246,381,194                      $ 263,279,257
                                          =============                      =============
Net interest income......................               $ 1,399,207                          $ 1,711,024
                                                        ===========                          ===========

Net interest rate spread.................                             2.03%                                  2.42%
                                                                   =======                                =======

Net yield on interest-earning assets.....                             2.40%                                  2.77%
                                                                   =======                                =======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                           112.11%                                109.55%
                                                                   =======                                =======

RATE/VOLUME ANALYSIS

     The following table analyzes dollar amounts of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period's rate) and (ii) changes attributable to rate (changes in rate multiplied by the prior period's volume).

                                                    2003       vs.       2002
                                              --------------------------------------
                                                      Increase (Decrease)
                                                             Due to
                                              --------------------------------------
                                                Volume         Rate         Total
                                              ----------     --------      -------
                                                          (In thousands)
Interest income:
  Loans receivable                              $  (326)     $   (134)     $  (460)
  Investment and mortgage-backed securities
      Taxable                                       130          (401)        (271)
      Nontaxable                                     (5)           (2)          (7)
   FHLB stock                                        (1)          (12)         (13)
   FHLB DDA                                         (26)           (9)         (35)
  Other interest-earning assets                      --            --           --
                                                -------      --------      -------
     Total interest-earning assets                 (228)         (558)        (786)
                                                -------      --------      -------

Interest expense:
  NOW, MMDA, statement savings                       19           (26)          (7)
  Time deposits                                     (94)         (190)        (284)
  FHLB advances                                    (184)            1         (183)
                                                -------      --------      -------
     Total interest-bearing liabilities            (259)         (215)        (474)
                                                -------      --------      -------
Change in net interest income                   $    31      $   (343)     $  (312)
                                                =======      ========      =======


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2003 AND JUNE 30, 2003

     The Company had consolidated total assets of $242.1 million and $251.0 million at September 30, 2003, and June 30, 2003, respectively. During the three month period ended September 30, 2003, the Company experienced a decrease in its consolidated loan portfolio from $100.8 million at June 30, 2003, to $96.7 million at September 30, 2003.

     During this same period, interest-bearing deposits in banks, investments, and mortgage-backed securities decreased from $134.2 million at June 30, 2003, to $130.0 million at September 30, 2003. While investments and mortgage-backed securities decreased $4.2 million for the three month period ended September 30, 2003, there were $13.0 million in purchases, a $1.6 million increase in interest-bearing deposits with banks, offset with paydowns of $16.6 million and a $2.2 million decrease in the market value of the securities. The Bank continues to purchase securities to replace both loan prepayments and securities prepayments. The Bank's emphasis in purchasing securities has been mortgage-backed securities with short average lives and very little extension risk if interest rates rise significantly. To provide some liquidity if interest rates rise significantly, the Bank has purchased $4.6 million in noncallable agency securities in a six month ladder formation yielding 2.78% with a weighted average maturity of 3 years.

     Deposits decreased from $152.0 million at June 30, 2003, to $145.9 million at September 30, 2003. Although the Bank's level of deposits has been sufficient to provide for adequate liquidity, the deposit market remains competitive. The outstanding balances of FHLB borrowings decreased from $69.1 million at June 30, 2003, to $67.3 million at September 30, 2003.

     Stockholders' equity amounted to $27.0 million at September 30, 2003, and $28.5 million at June 30, 2003. The changes in equity were primarily due to a decrease in accumulated other comprehensive income offset by net income for the period. At September 30, 2003, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2003 AND 2002

     Net Income. Net income for the three months ended September 30, 2003, was approximately $122,000 compared to net income of $725,000 for the three months ended September 30, 2002. The changes resulted primarily from a decrease in net interest income of $312,000, a decrease in noninterest income of $696,000, an increase in the provision for loan loss of $30,000, offset by a decrease in noninterest expense of $106,000 and an increase in the income tax benefit of $329,000. The specific reasons for the above changes and the Monticello branch sale effect on noninterest income are discussed below.

     Interest Income. Interest income for the three months ended September 30, 2003, was approximately $3,185,000, or $786,000 less than interest income for the three months ended September 30, 2002. The total average interest-earning assets decreased $14.5 million, while the yield decreased from 6.42% to 5.47%. The primary contributing factors to the decrease in interest income were a $326,000 and $134,000 decrease due to volume and rate decreases, respectively in loans, a $401,000 decrease due to rate decreases on taxable investments and mortgage-backed securities, offset slightly by a $130,000 increase due to the volume of taxable investments and mortgage-backed securities.

     For the three months ended September 30, 2003, compared to the three months ended September 30, 2002, the average balance of loans receivable decreased $16.6 million, total loan interest income decreased $460,000 and the average yield on loans decreased 54 basis points. For the same comparative periods, the average balance of investments and mortgage-backed securities receivable increased $8.6 million, while interest income decreased $278,000 and the average yield decreased 129 basis points. Further, the average balance of other interest-earning assets (primarily FHLB DDA's and FHLB stock) decreased $6.5 million, interest income decreased $48,000 and the average yield decreased 63 basis points.

     Interest  Expense.  Total average  interest-bearing  liabilities  decreased
$18.1 million, while the average interest rate on such liabilities decreased from 4.00% to 3.44%. The average balance of interest-bearing deposits decreased $5.7 million, deposit interest expense decreased $291,000 and the average cost decreased 71 basis points. The average balance of FHLB advances decreased $12.3 million, FHLB interest expense decreased $183,000 and the average cost increased 1 basis point.

     Of the $474,000 decrease in interest expense, $75,000 was due to volume decreases in deposits, $216,000 was due to rate decreases on deposits and $184,000 was due to volume decreases on FHLB advances offset by a $1,000 increase due to average rate increases on FHLB advances.

     Net Interest Income. Net interest income for the three months ended September 30, 2003, was $1.4 million, or $312,000 less than net interest income for the three months ended September 30, 2002. The decrease in net interest income for the three months ended September 30, 2003, compared to the three months ended September 30, 2002, was the result of decreases in net rates. Although historically the Company has been liability sensitive, due to the extended length of time that interest rates have remained low, in recent months more of the Company's earning assets are repricing than its costing liabilities resulting in a reduction in its net interest spread. Specifically, due to high prepayments on the Company's taxable investments and mortgage-backed securities portfolio, these funds are reinvested at significantly lower rates.

     While the Company's deposits continue to cost less as renewing deposits are booked at lower current market offering rates, as of September 30, 2003, the Company has $67.3 million in FHLB advances which represented 31.6% of costing liabilities at that date. All of the Company's FHLB advances carry prepayment penalties. These advances generally are longer term and carry rates of interest that are higher than the interest rates on the Company's deposits. While the Company initially utilized FHLB advances to fund loans and purchase investment securities, thereby leveraging its equity and producing a positive interest rate spread, a significant portion of those assets have since repriced or paid off as interest rates have decreased. The Company anticipated replacing maturing investment securities with loan growth and maturing FHLB advances with deposit growth. The anticipated loan growth has not occurred. As of September 30, 2003, the Company's FHLB advances were costing an average rate of 5.97% and had an average maturity of approximately 6 years.

     As a result, the higher interest rates on FHLB advances paid by the Company contribute to a lower interest rate spread than the Company might otherwise have if it were able to fund all its assets with deposits or lower rate borrowings. Moreover, interest rates on FHLB advances are fixed for longer periods of time than are the interest rates on deposits. As a result, in the event of a decrease in interest rates, the Company will be unable to reprice its FHLB advances without incurring a substantial prepayment penalty, which would result in a significant charge to income or a further reduction in the Company's interest rate spread. Conversely, in the event of increases in interest rates, the FHLB advances will not reprice and the prepayment penalty decreases eventually to zero.

     Provision for Loan Losses. During the three months ended September 30, 2003, the Bank's management continued its review of the appropriateness of the amount of the allowance for loan losses. Based on these reviews, management made a total of $120,000 in provision for loan losses for the three months ended September 30, 2003. The allowance for loan losses of $1.6 million at September 30, 2003, represented 1.50% of gross outstanding loans which compares to 1.46% as of June 30, 2003. The provision was made in consideration of reviews of individual loans and the fact that nonperforming loans as of September 30, 2003, as a percent of total loans decreased only slightly to 2.79% from 3.18% as of June 30, 2003. In addition, total classified assets as a percent of the Bank's tangible capital plus allowance for loan loss was 35.0% as of September 30, 2003, which compares to 39.8% as of June 30, 2003. As of September 30, 2003, the Bank had $8.7 million in assets classified substandard or doubtful as compared to $9.8 million as of June 30, 2003.

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

     There were no significant changes in loan terms during the period, nor were there significant changes in the estimation methodologies employed or assumptions utilized. Nonperforming loan and loss trends indicated a need to slightly increase loss experience factors during the period for consumer auto and other consumer loans. The effect was an increase in estimated required allowance for loan losses of approximately $33,000, compared to the previous experience factors utilized.

     Noninterest Income. Noninterest income is typically comprised primarily of gains on the sales of loans and service charges on deposit accounts. However, for the three months ended September 30, 2002, the Company recognized a gain on the sale of its Monticello branch of approximately $743,000. Noninterest income for the three months ended September 30, 2003, was approximately $432,000 compared to approximately $1,128,000 for the three months ended September 30, 2002. This decrease of approximately $696,000 is primarily the result of the $743,000 gain on the sale of the Monticello branch. Also, as expected, service charge income on deposit accounts decreased slightly due to the sale of the Monticello branch. However, the Company experienced a $90,000 increase in gains on the sales of loans held for sale. It should be noted, that the increase in the net gain on sales of loans was primarily due to sustained low mortgage interest rates and if these rates were to rise substantially, this income would be expected to drop substantially.

     Noninterest Expense. The major components of noninterest expense are typically salaries and employee benefits paid to or on behalf of the Company's employees and directors, professional fees paid to consultants, attorneys, and accountants, occupancy expense for ownership and maintenance of the Company's buildings, furniture and equipment and data processing expenses. Total noninterest expense for the three months ended September 30, 2003, decreased $106,000 compared to the three months ended September 30, 2002. Significant components of the decrease in noninterest expense were a $73,000 decrease in salaries and employee benefits, a $21,000 decrease in net occupancy expense, a $28,000 decrease in advertising, a $57,000 decrease in other expenses, offset by a $64,000 increase in professional fees and a $9,000 increase in data processing expense.

     The $64,000 increase in professional fees relates primarily to consulting and legal fees associated with the Company's decision to review all available alternatives to maximize shareholder value with the help of a consulting firm. Excluding those fees, total professional fees would have decreased approximately $36,000 for the period.

     Income Taxes. The effective income tax rates for the Company for the three months ended September 30, 2003 and 2002 were (89.7)% and 27.2%, respectively. The variance in the effective rate from the expected statutory rate is due primarily to tax exempt interest.

     The negative rate for fiscal three months ended September 30, 2003, is a net tax benefit and increases net income. The net tax benefit is primarily due to tax exempt income. The corresponding deferred tax asset totals approximately $2.0 million as of September 30, 2003, and June 30, 2003. The recoverability of this asset is entirely contingent upon the production of taxable income for income tax reporting purposes. Management anticipates that the Company will produce such income in the near future based on management's current forecasts of earnings.

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

     At September 30, 2003 and June 30, 2003, the Company had designated all securities as available for sale. In addition to internal sources of funding, the Bank as a member of the FHLB, has substantial borrowing authority with the FHLB. The Bank's use of a particular source of funds is based on need, comparative total costs and availability.

     At September 30, 2003, the Bank had $5.4 million in commitments to originate loans (including unfunded portions of construction loans) and approximately $1.7 million in unused lines of credit. At the same date, the total amount of certificates of deposit which were scheduled to mature in one year or less was $75.6 million. Management anticipates that the Bank will have adequate resources to meet its current commitments through internal funding sources described above.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "MARKET RISK" in the Company's Annual Report on Form 10-K for the year ended June 30, 2003. There has been no material change in the Company's asset and liability position since June 30, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

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

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

         31.1 Rule 13a-14(a) Certification of Chief Executive Officer

         31.2 Rule 13a-14(a) Certification of Chief Financial Officer

         32 18 U.S.C. Section 1350 Certification

         Reports on Form 8-K:

     On August 13, 2003, the Registrant filed a Current Report on Form 8-K under items 7 and 12 to report that the Company had issued a press release announcing its unaudited financial results for the quarter and fiscal year ended June 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HCB BANCSHARES, INC.
                                         Registrant



Date:    November 5, 2003               By:  /s/Charles T. Black
                                             ---------------------------------
                                             Charles T. Black
                                             President and Chief
                                             Executive Officer
                                             (Duly Authorized Representative)




Date:    November 5, 2003                By: /s/Scott A. Swain
                                             ---------------------------------
                                             Scott A. Swain
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)