Form 10-K/A
period 2003-06-30
HCB BANCSHARES INC
filed 2003-12-01
CIK 1029740

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                          FORM 10-K/A (AMENDMENT NO. 2)

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X[ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended June 30, 2003

                         Commission File Number: 0-22423

                              HCB BANCSHARES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         OKLAHOMA                                             62-1670792
-------------------------------                           ----------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

  237 JACKSON STREET, CAMDEN, ARKANSAS                          71701-3941
----------------------------------------                        ----------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2003. (Parts II and IV)

2. Portions of Proxy Statement for the 2003 Annual Meeting of Stockholders. (Part III)

EXPLANATORY NOTE
----------------

     This Amendment No. 2 to the Annual Report on Form 10-K/A for the fiscal year ended June 30, 2003 of HCB Bancshares, Inc. (the "Company") is being filed to update disclosure filed under Item 11, Executive Compensation, regarding amended employment agreements for certain executive officers and to file copies of such amended employment agreements and Amended and Restated Change-in-Control Protective Agreements with certain executive officers.

                                    PART III


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth the cash and noncash compensation for each of the three fiscal years ended June 30, 2003 awarded to or earned by the Company's President and Chief Executive Officer for services rendered in all capacities to the Company and its subsidiaries.

                                                                       LONG-TERM COMPENSATION
                                                                                AWARDS
                                                                      --------------------------
                                           ANNUAL COMPENSATION/2/     RESTRICTED     SECURITIES
                                 FISCAL    ---------------------       STOCK         UNDERLYING       ALL OTHER
NAME AND POSITION/1/             YEAR       SALARY       BONUS         AWARD(S)       OPTIONS       COMPENSATION/3/
-------------------              ----       ------       -----         --------      ----------     ---------------
Charles T. Black                 2003     $ 96,042     $    --       $108,600/4/      25,000          $  3,023
   President and Chief Executive 2002       12,606          --             --             --               242
   Officer of the Company and
   the Bank

Cameron D. McKeel                2003     $ 68,628     $    --       $     --             --          $118,632
   President and Chief Executive 2002      103,935          --             --             --            48,025
   Officer of the Company and    2001      103,935          --             --             --            63,527
   the Bank

Vida H. Lampkin                  2003     $119,858          --             --             --          $ 50,870
   Chairman of the Board         2002      114,150          --             --             --            96,975
   of the Company and the Bank   2001      114,474          --             --             --           139,035


----------
(1) Mr. Black was elected as President and Chief Executive Officer of the Company and the Bank on May 22, 2003. Cameron D. McKeel retired as the Company's and the Bank's President and Chief Executive Officer on February 17, 2003. During the interim period Vida H. Lampkin served as the acting President and Chief Executive Officer.
(2) Executive officers of the Company receive indirect compensation in the form of certain perquisites and other personal benefits. The amount of such benefits received by each named executive officer in fiscal year 2003 did not exceed 10% of each executive officer's salary and bonus.
(3) For Mr. Black for fiscal 2003, includes life, health, dental and disability insurance ($3,023); for Mr. McKeel for fiscal 2003, includes life, health, dental and disability insurance ($4,256), the value of shares allocated under the ESOP ($27,262), the annual contribution under the Bank's Directors' Retirement Plan ($6,191), and payments made to Mr. McKeel in connection with the termination of his employment with the Company and the Bank ($80,923); for Mrs. Lampkin for fiscal 2003, includes life, health, dental and disability insurance ($3,404), the value of shares allocated under the ESOP ($30,547), and the annual contribution under the Bank's Directors' Retirement Plan ($16,919).
(4) Amount shown in the table is based on the average of the high and low sales price of the Common Stock of $18.10 as quoted on the Nasdaq SmallCap Market on the date of grant, May 22, 2003. The restricted Common Stock awarded vests at the rate of 25% per year beginning on the date of grant, with the first 25% having vested on May 22, 2003. As of June 30, 2003, based on the average of the high and low sale price of the Common Stock of $17.20, as reported on the Nasdaq SmallCap Market, the aggregate value of the unvested 4,500 shares of restricted Common Stock held by Mr. Black was $77,400. In the event the Company pays dividends with respect to its Common Stock, when shares of restricted stock vest and/or are distributed, the holder will be entitled to receive any cash dividends and a number of shares of Common Stock equal to any stock dividends declared and paid with respect to a share of restricted Common Stock between the date the restricted stock was awarded and the date the restricted stock is distributed, plus interest on cash dividends, provided that dividends paid with respect to unvested restricted stock must be repaid to the Company in the event the restricted stock is forfeited prior to vesting.

     Option Grants in Fiscal Year 2003. The following table contains information concerning the grant of stock options during the year ended June 30, 2003.

                                                PERCENT                                     POTENTIAL REALIZABLE
                                                OF TOTAL                                      VALUE AT ASSUMED
                               NUMBER OF      OPTIONS/SARS                                  ANNUAL RATES OF STOCK
                               SECURITIES      GRANTED TO                                    PRICE APPRECIATION
                               UNDERLYING      EMPLOYEES                                       FOR OPTION TERM/2/
                              OPTIONS/SARS     IN FISCAL       EXERCISE     EXPIRATION        ------------------
NAME                            GRANTED/1/       YEAR           PRICE          DATE              5%        10%
----                            ----------       ----           -----          ----              --        ---

Charles T. Black                 25,000           100%          $18.10       05/22/13       $284,500     $721,250


----------
(1) All options were granted at an exercise price equal to the fair market value of the Common Stock on the date of grant. 25% of the options vested on the date of the grant, May 22, 2003, and 25% will vest on each anniversary date thereafter.
(2) Based on the difference between the aggregate exercise price of the options and the aggregate value of the underlying Common Stock at the expiration date assuming the indicated annual rate of appreciation in the value of the Common Stock from the date of grant, May 22, 2003.

     Year-End Option/SAR Values. The following table sets forth information concerning the number and potential realizable value at the end of the fiscal year of options held by officers listed on the Summary Compensation Table.


                                                               NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                            SHARES ACQUIRED                   UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                             ON EXERCISE    VALUE REALIZED  OPTIONS AT FISCAL YEAR-END           AT FISCAL YEAR-END/1/
                             -----------    --------------  --------------------------         --------------------------
NAME                                                        EXERCISABLE  UNEXERCISABLE         EXERCISABLE  UNEXERCISABLE
----                                                        -----------  -------------         -----------  -------------
Charles T. Black                  --         $      --         6,250       18,750               $     --      $      --
Cameron D. McKeel             47,612           434,460            --           --                     --             --
Vida H. Lampkin                   --                --        50,784           --                410,081             --


----------
(1) Based on the difference between the fair market value of the underlying Common Stock of $17.20, which was the average of the high and low sale price for the Common Stock on June 30, 2003, as reported on the Nasdaq SmallCap Market, and the exercise price of the options.

EMPLOYMENT AGREEMENTS

     The Company and the Bank maintain separate employment agreements (the "Employment Agreements") with Charles T. Black, who as of May 22, 2003 became President and Chief Executive Officer of the Company and the Bank, and Vida H. Lampkin, who served as President and Chief Executive Officer of the Bank and the Company until December 16, 1999 and currently serves as Chairman of the Board (together, the "Employees"). In such capacities, the Employees are responsible for overseeing all operations of the Bank and the Company, and for implementing the policies adopted by the Board of Directors. Such Boards believe that the Employment Agreements assure fair treatment of the Employees in relation to their careers with the Company and the Bank by assuring them of some financial security.

     Mr. Black's Employment Agreements provide for a term of 36 months, an annual base salary of $120,000 and provides that upon the expiration of the initial 36-month term, on each anniversary date of his Employment Agreements' effective date, Mr. Black's term of employment will be extended for an additional one-year period beyond the then effective expiration date. Mrs. Lampkin's Employment Agreements provide for a term of one year and an annual base salary of $119,858, and also provides that the Employment Agreement will be extended for an additional one-year period beyond the then effective expiration date. Extensions to each of the Employment Agreements are contingent upon a determination by the Boards of Directors that the performance of the Employee has met the required performance standards and that the Employee's respective Employment Agreement should be extended. The Employment Agreements provide each Employee with a salary review by the Boards of Directors not less often than annually, as well as with inclusion in any discretionary bonus plans, retirement and medical plans, customary fringe benefits, vacation and sick leave. Each Employment Agreement will terminate upon the Employee's death, may terminate upon the Employee's disability and is terminable by the Bank for "just cause" (as defined in the Employment Agreements). In the event of termination for "just cause," no severance benefits are available. In the event of (i) the Employee's involuntary termination of employment for any reason other than "just cause," or (ii) the Employee's voluntary termination within 90 days of the occurrence of a "good reason" (as defined in the Employment Agreements), the Employee will be entitled to receive (a) his or her salary up to each Employment Agreement's expiration date (the "Expiration Date") plus an additional 12-month salary, (b) a put option requiring the Bank or the Company to purchase Common Stock held by the Employee to the extent that it is not readily tradable on an established securities market, and (c) at the Employee's election, either cash in an amount equal to the cost of benefits the Employee would have been eligible to participate in through the Expiration Date or continued participation in the benefits plans through the Expiration Date. If the Employment Agreements are terminated due to the Employee's "disability" (as defined in the Employment Agreements), the Employee will be entitled to a continuation of his or her salary and benefits through the date of such termination, including any period prior to the establishment of the Employee's disability. In the event of the Employee's death during the term of the Employment Agreements, his or her estate will be entitled to receive his or her salary through the last day of the calendar month in which the Employee's death occurred. The Employee is able to voluntarily terminate his or her Employment Agreements by providing 90 days' written notice to the Boards of Directors of the Bank and the Company, in which case the Employee is entitled to receive only his or her compensation, vested rights and benefits up to the date of termination.

     In the event of (i) a "change in control," or (ii) the Employees' termination for a reason other than just cause during the "protected period (as defined in the Employment Agreements)," the Employees will be paid within 10 days following the later to occur of such events an amount equal to the difference between (i) 2.99 times their "base amount," as defined in Section 280G(b)(3) of the Internal Revenue Code, and (ii) the sum of any other parachute payments, as defined under Section 280G(b)(2) of the Internal Revenue Code, that the Employee receives on account of the change in control. "Change in control" generally refers to (i) the acquisition, by any person or entity, of the ownership or power to vote more than 25% of the Bank's or Company's voting stock, (ii) the transfer by the Bank of substantially all of its assets to a corporation which is not an "affiliate" (as defined in the Employment Agreements), (iii) a sale by the Bank or the Company of substantially all the assets of an affiliate which accounts for 50% or more of the controlled group's assets immediately prior to such sale, (iv) the replacement of a majority of the existing Board of Directors by the Bank or the Company in connection with an initial public offering, tender offer, merger, exchange offer, business combination, sale of assets or contested election, or (v) a merger of the Bank or the Company which results in less than seventy percent (70%) of the outstanding voting securities of the resulting corporation being owned by former stockholders of the Company or the Bank. The Employment Agreements provide that within 10 business days of a change in control, the Bank shall fund, or cause to be funded, a trust in the amount of 2.99 times the Employee's base amount, that will be used to pay the Employee amounts owed to the Employee. The aggregate payments that would be made to the Employees, assuming their termination of employment under the foregoing circumstances at June 30, 2003, would have been approximately $282,947 and $361,359 for Mr. Black and Mrs. Lampkin, respectively. These provisions may have an anti-takeover effect by making it more expensive for a potential acquiror to obtain control of the Company. In the event that the Employee prevails over the Company and the Bank in a legal dispute as to the Employment Agreements, the Employee will be reimbursed for his or her legal and other expenses.

     Under  Mr.  Black's  Employment   Agreements,   if  Mr.  Black  voluntarily
terminates employment for any reason within 30 days following a change in control or for good reason within 12 months of the date of the change in control or is terminated without just cause, the Company or the Bank will pay Mr. Black an amount equal to his annual base compensation in effect on the date of the change in control. Such sum would be paid in one lump sum within ten days of Mr. Black's last day of employment with the Bank or successor thereto. In consideration for this payment, Mr. Black agreed to certain "non-compete" provisions contained in his Agreements, which prohibit him from (i) accepting employment or serving in any capacity with any bank, savings bank or savings and loan association the deposits or accounts or shares of which are insured by the Federal Deposit Insurance Corporation or credit union the deposits or accounts or shares of which are insured by the National Credit Union Administration or any holding company for such bank, savings bank, savings and loan association or credit union or other entity controlling, controlled by or under common control with such financial institution at a principal place of employment in Ouachita, Columbia and Union Counties for a period of 12 months following the termination of his employment; (ii) soliciting or inducing any Bank or Company employee to become employed with any other person or entity for one (1) year after his termination of employment; or (iii) using or disclosing, directly or indirectly, for his benefit or the benefit or another person or entity, any "proprietary information" of the Bank and Company for a period of three (3) years following the termination of his employment. In the event of a breach of any of the foregoing provisions, the Bank and Company have the right to seek preliminary and permanent injunctive relief, monetary damages and other remedies.

DIRECTOR COMPENSATION

     General. Non-employee directors receive fees of $1,000 per month. This fee includes any committee meeting(s), as well as service on the Board of Directors of one or more subsidiaries of the Company. Employee directors do not receive fees for service as directors. For fiscal year 2003, directors' fees totaled $60,000. In addition, directors are eligible to receive awards under the Company's Stock Option Plan and Management Recognition Plan. On May 22, 2003, Mr. Charles T. Black was awarded 6,000 shares under the MRP, of which 25% vested on the date of the award and 25% will vest on each of the three anniversary dates thereafter.

     Directors' Retirement Plan. The Bank's Board of Directors adopted a directors' retirement plan, effective June 13, 1996, for directors who are or were members of the Board of Directors at any time on or after the plan's effective date, provided that an employee who becomes a director after June 30, 1996 will not become a participant unless the Board of Directors adopts a specific resolution to that effect. On the first day of each calendar month, each participant who is a director on said date, with the exception of Director Lampkin, has his account credited with an amount equal to the product of $158.33 and the Safe Performance Factor for the preceding fiscal year. With the exception of Director Lampkin, the aggregate principal credits to a director's account may not exceed $38,000. The Safe Performance Factor is determined annually by the Board taking into consideration the Company's performance as compared to targets set for the fiscal year. In addition, each participant's account is credited with a rate of return, on any vested amounts previously credited, equal to any appreciation or depreciation determined according to the participant's investment election. Amounts credited to the accounts of participants other than Director Lampkin will be fully vested at all times. The amount credited to Director Lampkin and former Director McKeel vested at the rate of 1.18% for each full month of service as a director, starting with 15% vested interest on January 1, 1996, and became fully vested on January 1, 2002. During the year ended June 30, 2003, the Company accrued $16,919, $379, $3,209, $2,470 and $6,191 under the directors' retirement plan for the benefit of Directors Vida H. Lampkin, Carl E. Parker, Jr., Clifford O. Steelman and Bruce
D. Murry, and former Director Cameron D. McKeel, respectively.

     Upon a non-employee director's termination of service on the Board due to death, disability, or mandatory retirement due to age restrictions, the director's account will be credited with an amount equal to the difference between $38,000 and the amount previously credited to her or his account, exclusive of investment returns. Distribution of account balances will be made in cash, over a ten-year period, unless the participant elects to receive a lump sum or annual installments over a period of less than ten years. If a participant dies before receiving all benefits payable under the plan, distribution will be made to her or his beneficiary or, in the absence of a beneficiary, to her or his estate, in a lump sum, unless the participant has elected to have the distribution made in installments over a period of up to ten years. Benefits under the directors' plan are nontransferable. The Bank will pay all benefits in cash from its general assets, and has established a trust in order to hold assets with which to pay benefits. Trust assets will be subject to the claims of the Bank's general creditors. In the event a participant prevails over the Bank in a legal dispute as to the terms or interpretation of the directors' plan, he or she will be reimbursed for his or her legal and other expenses.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors consists of the non-employee directors, which for fiscal 2003 consisted of Directors Akin, Murry, Parker and Steelman. This committee reviews the performance of the executive officers of the Company and its subsidiaries and recommends employee compensation structures and amounts to the Board.

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

     For fiscal year 2003, the base salaries of the chief executive officer and other executive officers were established in accordance with the foregoing policies. The Compensation Committee reviewed proposed salaries for all bank employees, individually and in total, then reviewed each executive's salary history.

     In establishing Mr. Black's compensation the Committee takes into account his experience, tenure, abilities, job performance and other considerations. Mr. Black's base salary is established in accordance with the terms of the employment agreement entered into between the Company and Mr. Black on May 22, 2003 (see "Executive Compensation -- Employment Agreements") and is currently $120,000.

                                        Members of the Compensation Committee

                                        F. Michael Akin
                                        Bruce D. Murry
                                        Carl E. Parker, Jr.
                                        Clifford O. Steelman

STOCK PERFORMANCE

     The following graph shows the cumulative total return on the Company's Common Stock from June 30, 1998 through June 30, 2003 compared with the cumulative total return of an Index for Nasdaq stocks of savings institutions (U.S. Companies, SIC 6030-39) and an Index for the Nasdaq Stock Market (U.S. Companies, all SICs) over the same period, as if $100 were invested on June 30, 1998 in the Company's Common Stock and each index. Total cumulative return on the Common Stock or the index equals the total increase or decrease in value since June 30, 1998, assuming reinvestment of all dividends paid. The shareholder returns shown on the performance graph are not necessarily indicative of the future performance of the Common Stock or of any particular index.

                       CUMULATIVE TOTAL SHAREHOLDER RETURN
                  COMPARED WITH PERFORMANCE OF SELECTED INDEXES
                       JUNE 30, 1998 THROUGH JUNE 30, 2003


[Line graph appears here depicting the cumulative total shareholder return of $100 invested in the Common Stock as compared to $100 invested in all companies whose equity securities are traded on the NASDAQ Stock Market and savings institutions traded on the NASDAQ Stock Market. Line graph plots the cumulative total return from June 30, 1998 to June 30, 2003. Plot points are provided below.]


------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------
                                       6/30/98    6/30/99 /1/   6/30/00     6/30/01     6/30/02     6/30/03
------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------
HCB Bancshares, Inc.                     100         64.45       43.29       92.21      110.80      129.83
------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------
Nasdaq Savings Institutions              100         85.34       68.77      102.19      141.54      163.59
------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------
Nasdaq Stock Market                      100        143.67      212.43      115.14       78.44       87.29
------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------


(1) The Common Stock was not listed on the Nasdaq Stock Market on June 30, 1999. The total return figure at June 30, 1999 is based on the closing sales price for the Common Stock on that date. The Common Stock was relisted on the Nasdaq SmallCap Market on November 22, 1999.

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

3.2            Bylaws of HCB Bancshares, Inc. ****

4              Form of Common Stock Certificate of HCB Bancshares, Inc. *

10.1           Form of HCB Bancshares, Inc. 1997 Stock Option and Incentive Plan
               *=

10.2 Form of HCB Bancshares, Inc. Management Recognition Plan and Trust Agreement *=

10.3(a) Employment Agreement by and between Heartland Community Bank and Vida H. Lampkin, as amended =

10.3(b)        Employment Agreement by and between HCB Bancshares, Inc. and Vida
               H. Lampkin, as amended =

10.4           Intentionally omitted.

10.5           Heartland   Community  Bank   Directors'   Retirement   Plan,  as
               amended*=

10.6(a)        Amended  and  Restated  Change-in-Control   Protective  Agreement
               between Heartland Community Bank and Scott A. Swain =

10.6(b)        Amended  and  Restated  Change-in-Control   Protective  Agreement
               between HCB Bancshares, Inc. and Scott A. Swain =

10.7(a)        Amended  and  Restated   Employment   Agreement  by  and  between
               Heartland Community Bank and Charles Black =

 NO.                           DESCRIPTION
 ---                           -----------


10.7(b) Amended and Restated Employment Agreement by and between HCB Bancshares, Inc. and Charles Black =

10.8 Standstill Agreement dated August 29, 2001, by and among HCB Bancshares, Inc. and Stilwell Value Partners IV, L.P., Stilwell Associates, L.P., Stilwell Value LLC and Joseph Stilwell***

10.9           Amended  and  Restated  Change-in-Control   Protective  Agreement
               between HCB Bancshares,  Inc., Heartland Community Bank and Paula
               J. Bergstrom =

10.10 Change-in-Control Protective Agreement between HCB Bancshares, Inc., Heartland Community Bank and Henry A. Pryor (1)=

10.11          Separation Agreement among Cameron D. McKeel, the Company and the
               Bank (1)

13 Annual Report to Stockholders for the fiscal year ended June 30, 2003 (1)

21             Subsidiaries (1)

23.1           Consent of BKD, LLP (1)

23.2           Consent of Deloitte & Touche LLP (1)

31.1           Rule 13a-14(a) Certification of Chief Executive Officer

31.2           Rule 13a-14(a) Certification of Chief Financial Officer

32             18 USC Section 1350 Certification

* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-19093).
** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 0-22423).
*** Incorporated by reference to the Company's Current Report on Form 8-K filed on September 5, 2001 (File No. 0-22423).
**** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 0-22423).
=         Management contract or compensatory plan or arrangement.
(1)       Previously filed.

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

                                HCB BANCSHARES, INC.


Date: November 24, 2003         By:/s/ Charles T. Black
                                   ---------------------------------------------
                                   Charles T. Black
                                   President and Chief Executive Officer
                                   (Duly Authorized Representative)