Form 10-Q
period 2003-12-30
HCB BANCSHARES INC
filed 2004-02-10
CIK 1029740

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2003.

                             OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-22423
                                                 -------

                              HCB BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          OKLAHOMA                                             62-1670792
-------------------------------                             -----------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

237 Jackson Street, SW, Camden, Arkansas                          71701
----------------------------------------                       ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,450,230 shares of common stock outstanding as of January 31, 2004.

CONTENTS



PART I.   FINANCIAL INFORMATION
          ---------------------

          Item 1. Condensed Consolidated Financial Statements

                    Condensed Consolidated Statements of Financial Condition at December 31, 2003 (unaudited) and June 30, 2003

                    Condensed    Consolidated    Statements    of   Income   and
                    Comprehensive Income (Loss) Three Months and Six Months Ended December 31, 2003 and 2002 (unaudited)

                    Condensed Consolidated Statements of Cash Flows Six Months Ended December 31, 2003 and 2002 (unaudited)

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


SIGNATURES

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2003 (UNAUDITED) and JUNE 30, 2003
--------------------------------------------------------------------------------

                                                                              December 31,
                                                                                 2003                  June 30,
ASSETS                                                                        (unaudited)                2003
                                                                             ---------------           --------
Cash and due from banks                                                     $    2,819,419        $    3,003,656
Interest-bearing deposits with banks                                             2,632,045             4,203,320
                                                                              ------------          ------------

   Cash and cash equivalents                                                     5,451,464             7,206,976

Investment securities available for sale, at fair value                        122,439,446           129,960,346
Loans receivable, net of allowance                                              92,746,792           100,779,545
Accrued interest receivable                                                      1,339,683             1,456,372
Federal Home Loan Bank stock                                                     3,399,300             4,704,100
Premises and equipment, net                                                      4,917,512             5,113,645
Real estate held for sale                                                          115,652               246,160
Other assets                                                                     2,047,720             1,557,639
                                                                              ------------          ------------
TOTAL                                                                       $  232,457,569        $  251,024,783
                                                                              ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Deposits                                                                 $  139,838,489        $  151,956,504
   Federal Home Loan Bank advances                                              62,956,832            69,068,534
   Advance payments by borrowers for
     taxes and insurance                                                            13,940                83,879
   Accrued interest payable                                                        472,538               563,620
   Other liabilities                                                             1,474,922               897,259
                                                                              ------------          ------------

                                     Total liabilities                         204,756,721           222,569,796
                                                                              ------------          ------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 10,000,000 shares authorized,
     2,645,000 shares issued, 1,447,013 and 1,457,982 shares
     outstanding at December 31, 2003 and June 30, 2003, respectively               26,450                26,450
   Additional paid-in capital                                                   25,874,152            25,781,908
   Unearned ESOP shares                                                           (529,000)             (634,800)
   Unearned MRP shares                                                             (68,193)              (82,625)
   Accumulated other comprehensive income                                        1,364,531             2,221,285
   Retained earnings                                                            15,625,225            15,537,315
                                                                              ------------          ------------

                                                                                42,293,165            42,849,533

   Treasury stock, at cost, 1,197,987 and 1,187,018 shares at
     December 31, 2003, and June 30, 2003, respectively                        (14,592,317)          (14,394,546)
                                                                              ------------          ------------

                                     Total stockholders' equity                 27,700,848            28,454,987
                                                                              ------------          ------------

TOTAL                                                                       $  232,457,569        $  251,024,783
                                                                              ============          ============


See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                                                      Three Months Ended                Six Months Ended
                                                    December 31, (unaudited)        December 31, (unaudited)
INTEREST INCOME:                                       2003            2002             2003           2002
                                                       ----            ----             ----           ----
   Interest and fees on loans                       $  1,627,821   $   2,093,179    $  3,443,427   $  4,368,346
   Investment securities:
     Taxable                                           1,105,565       1,245,780       2,127,447      2,539,301
     Nontaxable                                          313,002         318,580         627,563        640,442
   Other                                                  25,199          55,814          58,427        136,806
                                                      ----------      ----------      ----------     ----------

        Total interest income                          3,071,587       3,713,353       6,256,864      7,684,895
                                                      ----------      ----------      ----------     ---------

INTEREST EXPENSE:

   Deposits                                              670,432         963,242       1,443,054      2,027,681
   Federal Home Loan Bank advances                       982,921       1,167,684       1,996,369      2,363,763
                                                      ----------      ----------      ----------     ----------

        Total interest expense                         1,653,353       2,130,926       3,439,423      4,391,444
                                                      ----------      ----------      ----------     ----------

NET INTEREST INCOME                                    1,418,234       1,582,427       2,817,441      3,293,451

PROVISION FOR LOAN AND INVESTMENT
   LOSSES                                                120,000         203,000         240,000        293,000
                                                      ----------      ----------      ----------     ----------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN AND INVESTMENT LOSSES                      1,298,234       1,379,427       2,577,441      3,000,451
                                                      ----------      ----------      ----------     ----------

NONINTEREST INCOME:
   Service charges on deposit accounts                   234,056         226,133         459,147        460,849
   Gain on sale of loans available for sale, net          44,957         128,528         213,951        213,469
   Gain on sale of investment securities                   8,701              --           8,701             --
   Gain on sale of branch                                     --              --              --        742,942
   Other                                                 142,012          48,805         180,089        114,001
                                                      ----------      ----------      ----------     ----------

        Total noninterest income                         429,726         403,466         861,888      1,531,261
                                                      ----------      ----------      ----------     ----------

NONINTEREST EXPENSE:
   Salaries and employee benefits                        858,081         949,534       1,770,597      1,935,339
   Net occupancy expense                                 189,979         219,182         407,318        457,163
   Communication, postage, printing and office
    supplies                                              90,551          96,606         182,883        188,283
   Advertising                                            22,469          45,729          38,001         89,193
   Data processing                                       105,841          88,639         213,333        187,226
   Professional fees                                     150,794         128,703         363,629        277,283
   Other                                                  95,910         135,562         184,859        282,348
                                                      ----------      ----------      ----------     ----------

        Total noninterest expense                      1,513,625       1,663,955       3,160,620      3,416,835
                                                      ----------      ----------      ----------     ----------

INCOME BEFORE INCOME TAXES                               214,335         118,938         278,709      1,114,877

INCOME TAX PROVISION (BENEFIT)                              (499)        (66,606)        (58,237)       204,236
                                                      ----------      ----------      ----------     ----------

NET INCOME                                          $    214,834   $     185,544    $    336,946   $    910,641
                                                      ----------      ----------      ----------     ----------


                                                                   (Continued)

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                                                        Three Months Ended                 Six Months Ended
                                                     December 31, (unaudited)          December 31, (unaudited)
                                                         2003           2002              2003          2002
                                                         ----           ----              ----          ----
OTHER COMPREHENSIVE INCOME (LOSS),
   NET OF TAX:
   Unrealized holding gain (loss) on securities
     arising during period                          $    485,957   $    (191,095)   $   (848,053)  $    815,411
   Reclassification adjustment for gains
     included in net income                               (8,701)             --          (8,701)            --
                                                      ----------     -----------      ----------     ----------


        Other comprehensive income (loss)                477,256        (191,095)       (856,754)       815,411
                                                      ----------     -----------      ----------     ----------

COMPREHENSIVE INCOME (LOSS)                         $    692,090   $      (5,551)   $   (519,808)  $  1,726,052
                                                      ==========     ===========      ===========    ==========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING
     BASIC                                             1,359,424       1,356,781       1,359,819      1,350,362
                                                      ==========      ==========      ==========     ==========
     DILUTED                                           1,434,782       1,445,945       1,431,761      1,431,835
                                                      ==========      ==========      ==========     ==========

EARNINGS PER SHARE:
   Basic                                                $  0.16         $ 0.14          $  0.25         $ 0.67
                                                           ====           ====             ====           ====
   Diluted                                              $  0.15         $ 0.13          $  0.24         $ 0.64
                                                           ====           ====             ====           ====

DIVIDENDS PER SHARE                                     $  0.09         $ 0.09          $  0.18         $ 0.17
                                                           ====           ====             ====           ====

                                                                                               (Concluded)


See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                       Six Months Ended December 31,
                                                                      2003       (Unaudited)        2002
                                                                      ----                          ----
OPERATING ACTIVITIES:

   Net income                                                  $     336,946                 $     910,641
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
     Depreciation                                                    279,499                       300,823
     Amortization (accretion) of:
       Deferred loan origination fees                                 37,803                       (45,436)
       Premiums and discounts on loans, net                           (2,206)                       (2,206)
       Premiums and discounts on investment securities, net          306,515                       194,253
     Net gain on sale of investment securities                        (8,701)                           --
     Provision for loan losses                                       240,000                       293,000
     Gain on sale of branch                                               --                      (742,942)
     Deferred income taxes                                            58,237                      (204,236)
     Originations of loans held for sale                         (14,016,362)                  (16,316,580)
     Proceeds from sales of loans                                 15,452,555                    13,751,322
     Stock compensation expense                                      212,476                       114,316
     Change in accrued interest receivable                           116,689                       237,617
     Change in accrued interest payable                              (91,082)                      (75,818)
     Change in other assets                                          (16,719)                      100,041
     Change in other liabilities                                     577,663                      (296,464)
                                                                 -----------                    ----------

       Net cash provided (used) by operating activities            3,483,313                    (1,781,669)
                                                                 -----------                    ----------

INVESTING ACTIVITIES:

   Purchases of investment securities - available for sale       (21,805,188)                  (21,531,849)
   Proceeds from sales of investment securities                    3,381,157                            --
   Redemption of Federal Home Loan Bank stock                      1,304,800                         2,500
   Purchases of premises and equipment                               (83,366)                     (182,164)
   Net change due to branch sale                                          --                    (2,523,471)
   Loan repayments, net of originations                            6,320,964                     9,695,054
   Principal payments on investment securities                    24,258,763                    18,485,773
   Net decrease in real estate held for resale                       130,508                        21,045
                                                                 -----------                   -----------

       Net cash provided by investing activities                  13,507,638                     3,966,888
                                                                 -----------                   -----------

                                                                (Continued)

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                       Six Months Ended December 31,
                                                                      2003       (Unaudited)        2002
                                                                      ----                          ----
FINANCING ACTIVITIES:
   Net decrease in deposits                                   $  (12,118,015)               $   (2,597,994)
   Advances from Federal Home Loan Bank                            1,000,000                            --
   Repayment of Federal Home Loan Bank advances                   (7,111,702)                   (7,600,327)
   Net decrease in advance payments by borrowers
     for taxes and insurance                                         (69,939)                       (6,850)
   Purchase of treasury stock                                       (197,771)                           --
   Payment for treasury stock options exercised                           --                       115,438
   Dividends paid                                                   (249,036)                     (243,255)
                                                                ------------                  ------------

       Net cash used by financing activities                     (18,746,463)                  (10,332,988)
                                                                ------------                  ------------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                     (1,755,512)                   (8,147,769)

CASH AND CASH EQUIVALENTS:

  Beginning of period                                              7,206,976                    17,896,829
                                                                ------------                  ------------

  End of period                                               $    5,451,464                $    9,749,060
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

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q. Accordingly, they do not include all of the information required by generally accepted accounting principles. The unaudited statements reflect all adjustments, which are, in the opinion of management, necessary for fair presentation of the financial condition and results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. The condensed consolidated statements of income and comprehensive income (loss) for the three months and six months ended December 31, 2003, are not necessarily indicative of the results that may be expected for the Company's fiscal year ending June 30, 2004. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2003, contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

NOTE 2 - EARNINGS PER SHARE

     The weighted average number of common shares used to calculate earnings per share for the three and six month periods ended December 31, 2003 and 2002, were as follows:

                                         Three months ended                Six months ended
                                            December 31,                     December 31,
                                           2003         2002                2003         2002
                                           ----         ----                ----         ----
  Basic weighted average shares         1,359,424    1,356,781           1,359,819    1,350,362
  Effect of dilutive securities            75,358       89,164              71,942       81,473
                                       ----------   ----------          ----------   ----------
  Diluted weighted average shares       1,434,782    1,445,945           1,431,761    1,431,835
                                       ==========   ==========          ==========   ==========

     The Company has issued stock options that have the potential to be dilutive to its weighted average shares calculation and were dilutive for the three and six month periods ending December 31, 2003 and 2002. In addition, the Company has issued MRP shares that have the potential to be dilutive to its weighted average shares calculation, but were anti-dilutive for these periods.

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

NOTE 5 - ACQUISITION AGREEMENT

     On January 14, 2004, the Company announced that it had entered into an Agreement of Acquisition (the "Agreement"), dated as of January 13, 2004 with Rock Bancshares, Inc. ("RBI"), pursuant to which all of the issued and outstanding stock of the Company will be acquired by RBI (the "Share Acquisition"). Pursuant to the Share Acquisition, RBI will acquire all of the issued and outstanding shares of common stock of HCB at a purchase price of $18.63 per share, subject to an adjustment to $18.62 per share if the acquisition is consummated on or prior to July 31, 2004 and $18.61 if consummated on or prior to June 30, 2004. In each case the per share stock price is also subject to a price adjustment by an amount based on the amount by which HCB's stockholder's equity on the last date of the calendar month preceding the closing is less than $26,500,000, excluding certain transaction costs and other related expenses. Holders of options to acquire shares of HCB common stock will receive a cash payment equal to the share acquisition price less the exercise price applicable to such option. In addition, RBI has made a cash deposit of $750,000 that will be applied to the purchase price and would be forfeited by RBI under certain circumstances, including the failure to obtain regulatory approval by August 31, 2004.

     Consummation of the Share Acquisition is subject to a number of customary conditions, including, but not limited to: (i) the adoption and approval of the Agreement by the shareholders of the Company; and (ii) the receipt of all requisite regulatory approvals.

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

         ASSET QUALITY

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.

                                                    December 31,          June 30,
                                                       2003                 2003
                                                    -----------         -----------
Loans accounted for on a nonaccrual basis: (1)
  Real estate:
   One-to-four family residential............      $    922,697        $  1,241,085
   Other mortgage loans......................         2,647,281           1,740,878
  Consumer loans.............................           214,795             287,925
  Commercial loans...........................           247,571             232,562
                                                     ----------          ----------
       Total.................................      $  4,032,344        $  3,502,450
                                                     ==========          ==========

Accruing loans which are contractually past due
  90 days or more:
  Real estate:
   One-to-four family residential............      $     10,135        $         --
   Other mortgage loans......................         1,049,521                  --
  Commercial loans...........................                --                  --
  Consumer loans.............................                --                  --
                                                     ----------          ----------
       Total.................................      $  1,059,656        $         --
                                                     ==========          ==========

       Total nonperforming loans.............      $  5,092,000        $  3,502,450
                                                     ==========          ==========

Percentage of total loans....................            5.14%              3.18%
                                                         ====               ====
Other nonperforming assets (2)...............      $    115,652        $    246,160
                                                     ==========          ==========
Loans modified in troubled debt restructurings (3) $  5,288,442        $  5,355,927
                                                     ==========          ==========

------------------
(1) Designated nonaccrual loan payments received are applied first to contractual principal and interest income is recognized only when contractually current.
(2)      Other nonperforming assets includes foreclosed real estate.
(3) Loans modified in troubled debt restructurings include $823,854 reported in Other mortgage loans accounted for on a nonaccrual basis and $1,049,521 in accruing Other mortgage loans which are contractually past due 90 days or more.

     During the six months ended December 31, 2003, total nonperforming loans increased $1,589,550 primarily due to one borrower with four other mortgage loans totaling $1.9 million which were 91 days past due on that date, offset by decreases in one-to-four family residential nonperforming loans. Of the $1.9 million loans to one borrower which were 91 days past due at December 31, 2003, $1.05 million was still accruing due to an anticipated sale of the collateral and payoff of the loan in January 2004. This anticipated sale has been delayed and although the sale is still expected, subsequent to December 31, 2003, the $1.05 million has been placed in nonaccrual status and approximately $39,000 in interest income was reversed.

     During the three months ended December 31, 2003 and 2002, gross interest income of approximately $88,000 and $49,000, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the respective periods. Interest on such loans included in income during such respective periods was not material.

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

                                                                 Quarter Ended December 31,
                                          -------------------------------------------------------------------------
                                                        2003                                   2002
                                          ----------------------------------     ----------------------------------
                                                                    Average                                 Average
                                             Average      Interest   Yield/      Average       Interest     Yield/
                                             Balance    Earned/Paid   Rate       Balance      Earned/Paid    Rate
Interest-earning assets:
  Loans receivable....................... $  93,696,160 $ 1,627,821   6.95%  $ 111,200,080   $ 2,093,179     7.53%
  Investment and mortgage-backed securities
   Taxable...............................    98,645,008   1,105,565   4.48      94,397,277     1,245,780     5.28
   Nontaxable............................    25,045,723     313,002   5.00      25,390,510       318,580     5.02
  FHLB stock.............................     3,380,422      17,041   2.02       4,675,352        32,407     2.77
  FHLB DDA...............................     3,460,940       7,512   0.87       6,427,468        22,541     1.40
  Other interest-earning assets..........       198,994         646   1.30         187,662           866     1.85
                                            -----------   ---------   ----     -----------     ---------     ----
   Total interest-earning assets.........   224,427,247   3,071,587   5.47     242,278,349     3,713,353     6.13
                                                          ---------                            ---------
Noninterest-earning assets...............    12,783,210                         15,163,206
                                            -----------                        -----------
   Total assets.......................... $ 237,210,457                      $ 257,441,555
                                            ===========                        ===========

Interest-bearing liabilities:
  NOW, MMDA, statement savings........... $  46,490,707     146,913   1.26   $  40,738,430       139,870     1.37
  Time deposits..........................    86,337,335     523,519   2.43     100,561,510       823,372     3.28
  FHLB advances..........................    65,887,849     982,921   5.97      78,352,380     1,167,684     5.96
                                            -----------    --------   ----     -----------     ---------     ----
   Total interest-bearing liabilities....   198,715,891   1,653,353   3.33     219,652,320     2,130,926     3.88
                                                          ---------                            ---------
Noninterest-bearing liabilities..........    10,976,816                          9,347,375
                                            -----------                        -----------
   Total liabilities.....................   209,692,707                        228,999,695
Equity...................................    27,517,750                         28,441,860
                                            -----------                        -----------
   Total liabilities and equity.......... $ 237,210,457                      $ 257,441,555
                                            ===========                        ===========
Net interest income......................               $  1,418,234                         $ 1,582,427
                                                           =========                           =========

Net interest rate spread.................                             2.14%                                  2.25%
                                                                      ====                                   ====

Net yield on interest-earning assets.....                             2.53%                                  2.61%
                                                                      ====                                   ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities                           112.94%                                110.30%
                                                                   =======                                 ======


                                                                 Six Months Ended December 31,
                                          -------------------------------------------------------------------------
                                                        2003                                   2002
                                          ----------------------------------     ----------------------------------
                                                                    Average                                 Average
                                             Average      Interest   Yield/      Average       Interest     Yield/
                                             Balance    Earned/Paid   Rate       Balance      Earned/Paid    Rate
Interest-earning assets:
  Loans receivable....................... $  96,571,768 $ 3,443,427   7.13%  $ 113,247,235   $ 4,368,346     7.71%
  Investment and mortgage-backed securities
   Taxable...............................    99,071,297   2,127,447   4.29      92,524,326     2,539,301     5.49
   Nontaxable............................    25,082,373     627,563   5.00      25,457,302       640,442     5.03
  FHLB stock.............................     3,943,210      39,828   2.02       4,675,368        67,761     2.90
  FHLB DDA...............................     3,780,895      17,230   0.91       8,391,699        67,575     1.61
  Other interest-earning assets..........       198,477       1,369   1.38         184,816         1,470     1.59
                                            -----------   ---------   ----     -----------     ---------     ----
   Total interest-earning assets.........   228,648,020   6,256,864   5.47     244,480,746     7,684,895     6.29
                                                          ---------                            ---------
Noninterest-earning assets...............    13,131,007                         15,544,720
                                            -----------                        -----------
   Total assets.......................... $ 241,779,027                      $ 260,025,466
                                            ===========                        ===========

Interest-bearing liabilities:
  NOW, MMDA, statement savings........... $  46,429,341     292,272   1.26   $  40,539,554       292,591     1.44
  Time deposits..........................    89,910,905   1,150,782   2.56     102,427,690     1,735,090     3.39
  FHLB advances..........................    66,864,392   1,996,369   5.97      79,297,245     2,363,763     5.96
                                            -----------   ---------   ----     -----------     ---------     ----
   Total interest-bearing liabilities....   203,204,638   3,439,423   3.39     222,264,489     4,391,444     3.95
                                                          ---------                            ---------
Noninterest-bearing liabilities..........    10,948,795                          9,602,620
                                            -----------                        -----------
   Total liabilities.....................   214,153,433                        231,867,109
Equity...................................    27,625,594                         28,158,357
                                            -----------                        -----------
   Total liabilities and equity.......... $ 241,779,027                      $ 260,025,466
                                            ===========                        ===========
Net interest income......................               $ 2,817,441                          $ 3,293,451
                                                          =========                            =========

Net interest rate spread.................                             2.08%                                  2.34%
                                                                      ====                                   ====

Net yield on interest-earning assets.....                             2.46%                                  2.69%
                                                                      ====                                   ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities                           112.52%                                110.00%
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



                                     Three Months Ended December 31             Six Months Ended December 31
                                    -------------------------------------    --------------------------------------
                                      2003          vs.            2002         2003         vs.           2002
                                    -------------------------------------    --------------------------------------
                                          Increase (Decrease) Due to               Increase (Decrease) Due to
                                      Volume        Rate          Total        Volume         Rate           Total
                                      ------        ----          -----        ------         ----           -----
                                               (In thousands)                           (In thousands)
Interest income:
  Loans receivable                  $ (329)       $ (136)       $  (465)     $  (643)       $ (282)       $    (925)
  Investment and
   mortgage-backed securities
      Taxable                           55          (196)          (141)         180          (592)            (412)
      Nontaxable                        (4)           (2)            (6)         (10)           (3)             (13)
   FHLB stock                           (9)           (6)           (15)         (11)          (17)             (28)
   FHLB DDA                            (10)           (5)           (15)         (37)          (13)             (50)
  Other interest-earning assets         --            --             --           --            --               --
                                      ----          ----          -----         ----          ----          -------
     Total interest-earning assets    (297)         (345)          (642)        (521)         (907)          (1,428)
                                      ----          ----          -----         ----          ----          -------

Interest expense:
  NOW, MMDA, statement savings          20           (13)             7           43           (43)              --
  Time deposits                       (116)         (184)          (300)        (212)         (372)            (584)
  FHLB advances                       (186)            1           (185)        (371)            3             (368)
                                      ----          ----          -----         ----          ----          -------
     Total interest-bearing
      liabilities                     (282)         (196)          (478)        (540)         (412)            (952)
                                      ----          ----          -----         ----          ----          -------

Change in net interest income       $  (15)       $ (149)       $  (164)     $    19        $ (495)         $  (476)
                                      ====          ====          =====         ====          ====          =======


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2003 AND JUNE 30, 2003

     The Company had consolidated total assets of $232.5 million and $251.0 million at December 31, 2003, and June 30, 2003, respectively. During the six month period ended December 31, 2003, the Company experienced an $8.1 million decrease in its consolidated loan portfolio from $100.8 million at June 30, 2003, to $92.7 million at December 31, 2003. The Bank expects its total loan portfolio to continue to shrink if interest rates remain low and competition for quality loans remains high.

     During this same period, interest-bearing deposits in banks, investments, and mortgage-backed securities decreased from $134.2 million at June 30, 2003, to $125.1 million at December 31, 2003. While interest-bearing deposits in banks, investments, and mortgage-backed securities decreased $9.1 million for the six month period ended December 31, 2003, there were $21.8 million in purchases, offset with a $1.6 million decrease in interest-bearing deposits with banks, paydowns and net amortizations of premiums and discounts of $24.5 million, sales of $3.4 million, and a $1.4 million decrease in the market value of the securities. The Bank continues to purchase securities to replace both loan prepayments and securities prepayments. The Bank's emphasis in purchasing securities has been mortgage-backed securities with short average lives and very little extension risk if interest rates rise significantly. To provide some liquidity if interest rates rise significantly, the Bank has purchased $4.6 million in noncallable agency securities in a six month ladder formation yielding 2.78% with a weighted average maturity of 3 years.

     Deposits decreased from $152.0 million at June 30, 2003, to $139.8 million at December 31, 2003. Although the Bank's level of deposits has generally been sufficient to provide for adequate liquidity, the deposit market remains competitive and the Bank has lost some larger certificates of deposit due to rate shopping. The outstanding balances of FHLB borrowings decreased from $69.1 million at June 30, 2003, to $63.0 million at December 31, 2003. The Bank continues to pay off FHLB borrowings as they mature, however, during the quarter, the Bank did borrow and pay back $1.0 million in short term borrowings for short term cash needs.

     Stockholders' equity amounted to $27.7 million at December 31, 2003, and $28.5 million at June 30, 2003. The changes in equity were primarily due to a decrease in accumulated other comprehensive income offset by net income for the period. At December 31, 2003, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

     Net Income. Net income for the three months ended December 31, 2003, was approximately $215,000 compared to net income of $186,000 for the three months ended December 31, 2002. The changes resulted primarily from a decrease in net interest income of $164,000, a decrease in the income tax benefit of $66,000, offset by an increase in noninterest income of $26,000, a decrease in the provision for loan loss of $83,000, and a decrease in noninterest expense of $150,000. The specific reasons for the above changes are discussed below.

     Net income for the six months ended December 31, 2003, was approximately $337,000 compared to net income of $911,000 for the six months ended December 31, 2002. The changes resulted primarily from a decrease in net interest income of $476,000, a decrease in noninterest income of $669,000, offset by a decrease in the provision for loan loss of $53,000, an increase in the income tax benefit of $262,000, and a decrease in noninterest expense of $256,000. The specific reasons for the above changes and are discussed below.

     Interest Income. Interest income for the three months ended December 31, 2003, was approximately $3,072,000, or $642,000 less than interest income for the three months ended December 31, 2002. The total average interest-earning assets decreased $17.9 million, while the yield decreased from 6.13% to 5.47%. The primary contributing factors to the decrease in interest income were a $329,000 and $136,000 decrease due to volume and rate decreases, respectively in loans, a $196,000 decrease due to rate decreases on taxable investments and mortgage-backed securities, offset slightly by a $55,000 increase due to the volume of taxable investments and mortgage-backed securities.

     For the three months ended December 31, 2003, compared to the three months ended December 31, 2002, the average balance of loans receivable decreased $17.5 million, total loan interest income decreased $465,000 and the average yield on loans decreased 58 basis points. For the same comparative periods, the average balance of taxable investments and mortgage-backed securities receivable increased $4.2 million, while interest income decreased $141,000 and the average yield decreased 80 basis points. The average balance of nontaxable investments decreased $0.3 million, while interest income decreased $6,000 and the average yield decreased 2 basis points. Further, the average balance of other interest-earning assets (primarily FHLB DDA's and FHLB stock) decreased $4.3 million, interest income decreased $30,000 and the average yield decreased 55 basis points.

     Interest income for the six months ended December 31, 2003, was approximately $6,257,000, or $1,428,000 less than interest income for the six months ended December 31, 2002. The total average interest-earning assets decreased $15.8 million, while the yield decreased from 6.29% to 5.47%. Of the $1,428,000 decrease in interest income, $643,000 and $282,000 was due to volume and rate decreases, respectively in loans, $592,000 was due to rate decreases on taxable investment and mortgage-backed securities, $10,000 was due to volume decreases on nontaxable investments, $11,000 and $17,000 was due to volume and rate decreases, respectively on FHLB stock, $37,000 and $13,000 was due to volume and rate decreases, respectively on FHLB DDA, offset by a $180,000 increase in the volume of taxable investments and mortgage-backed securities.

     For the six months ended December 31, 2003, compared to the six months ended December 31, 2002, the average balance of loans receivable decreased $16.7 million, total loan interest income decreased $925,000 and the average yield on loans decreased 58 basis points. For the same comparative periods, the average balance of taxable investments and mortgage-backed securities receivable increased $6.5 million, while interest income decreased $412,000 and the average yield decreased 120 basis points. The average balance of nontaxable investments decreased $0.4 million, while interest income decreased $13,000 and the average yield decreased 3 basis points. Further, the average balance of other interest-earning assets (primarily FHLB DDA's and FHLB stock) decreased $5.3 million, interest income decreased $78,000 and the average yield decreased 59 basis points.

     The above described declines in interest income and average yields can be expected to continue as long as interest rates remain low and loans continue to decline. When the Bank is able to grow its loan portfolio instead of increasing its investment in lower yielding investment and mortgage-backed securities the Bank should experience an increase in both its interest income and yield on earning assets.

     Interest Expense. For the three months ended December 31, 2003, compared to the three months ended December 31, 2002, the average balance of interest-bearing liabilities decreased $20.9 million, total interest expense decreased $478,000 and the average cost decreased 55 basis points. The average balance of NOW, MMDA, and statement savings accounts increased $5.8 million, interest expense increased $7,000 and the average cost decreased 11 basis points. The average balance of time deposits decreased $14.2 million, interest expense decreased $300,000 and the average cost decreased 85 basis points. The average balance of FHLB advances decreased $12.5 million, FHLB interest expense decreased $185,000 and the average cost increased 1 basis point.

     Of the $478,000 decrease in interest expense, $13,000 was due to rate decreases in NOW, MMDA and statement savings accounts offset by a $20,000 increase due to higher volumes of same, $116,000 and $184,000 was due to volume and rate decreases in time deposits, respectively, and $186,000 was due to volume decreases on FHLB advances offset by a $1,000 increase due to average rate increases on FHLB advances.

     For the six months ended December 31, 2003, compared to the six months ended December 31, 2002, the average balance of interest-bearing liabilities decreased $19.1 million, total interest expense decreased $952,000 and the average cost decreased 56 basis points. The average balance of NOW, MMDA, and statement savings accounts increased $5.9 million, interest expense remained the same and the average cost decreased 18 basis points. The average balance of time deposits decreased $12.5 million, interest expense decreased $584,000 and the average cost decreased 83 basis points. The average balance of FHLB advances decreased $12.4 million, FHLB interest expense decreased $368,000 and the average cost increased 1 basis point.

     Of the $952,000 decrease in interest expense, $212,000 and $372,000 was due to volume and rate decreases in time deposits, respectively, and $371,000 was due to volume decreases on FHLB advances offset by a $3,000 increase due to average rate increases on FHLB advances. The increase in volume of NOW, MMDA, and statement savings accounts was offset by the decrease in rate.

     Net Interest Income. Net interest income for the three months ended December 31, 2003, was $1.4 million, or $164,000 less than net interest income for the three months ended December 31, 2002. Of the $164,000 decrease in net interest income for the three months ended December 31, 2003, compared to the three months ended December 31, 2002, $149,000 was due to decreases in net rates. Although historically the Company has been liability sensitive, due to the extended length of time that interest rates have remained low, in recent months more of the Company's earning assets are repricing than its costing liabilities resulting in a reduction in its net interest spread. Specifically, due to high prepayments on the Company's loan portfolio, taxable investments and mortgage-backed securities portfolio, these funds are reinvested at significantly lower rates.

     While the Company's deposits continue to cost less as renewing deposits are booked at lower current market offering rates, as of December 31, 2003, the Company had $63.0 million in FHLB advances which represented 32.6% of costing liabilities at that date. All of the Company's FHLB advances carry prepayment penalties. These advances generally are longer term and carry rates of interest that are higher than the interest rates on the Company's deposits. While the Company initially utilized FHLB advances to fund loans and purchase investment securities, thereby leveraging its equity and producing a positive interest rate spread, a significant portion of those assets have since repriced or paid off as interest rates have decreased. The Company anticipated replacing maturing investment securities with loan growth and maturing FHLB advances with deposit growth. The anticipated loan growth has not occurred. As of December 31, 2003, the Company's FHLB advances were costing a weighted average rate of 5.99% and had a weighted average maturity of approximately 6 years.

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

     Provision for Loan Losses. During the three months ended December 31, 2003, the Bank's management continued its review of the appropriateness of the amount of the allowance for loan losses. Based on these reviews, management made a total of $120,000 in provision for loan losses for the three months ended December 31, 2003. The allowance for loan losses of $1.6 million at December 31, 2003, represented 1.61% of gross outstanding loans which compares to 1.46% as of June 30, 2003. The provision was made in consideration of reviews of individual loans and the fact that nonperforming loans as of December 31, 2003, as a percent of total loans increased to 5.14% from 3.18% as of June 30, 2003. In addition, total classified assets as a percent of the Bank's tangible capital plus allowance for loan loss was 34.8% as of December 31, 2003, which compares to 39.8% as of June 30, 2003. As of December 31, 2003, the Bank had $8.8 million in assets classified substandard or doubtful as compared to $9.8 million as of June 30, 2003. Although total nonperforming loans increased from $3.5 million as of June 30, 2003, to $5.1 million as of December 31, 2003, total classified assets decreased $1.0 million. This was primarily due to the loans which caused the increase in nonperforming loans being classified substandard in both periods.

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

     There were no significant changes in loan terms during the period, nor were there significant changes in the estimation methodologies employed or assumptions utilized. Nonperforming loan and loss trends did not indicate a need to change loss experience factors during the period.

     Noninterest Income. Noninterest income is typically comprised primarily of gains on the sales of loans and service charges on deposit accounts. Noninterest income for the three months ended December 31, 2003, was approximately $430,000 compared to approximately $403,000 for the three months ended December 31, 2002. This increase of approximately $27,000 is the result of an $8,000 increase in service charges on deposit accounts, a $9,000 net gain on the sale of investment securities, a $93,000 increase in other noninterest income (consisting of a $30,000 one time recovery of expensed software costs and a one time loan prepayment fee of $63,000), offset by a $84,000 decrease in net gains on the sale of loans available for sale.

     Noninterest income for the six months ended December 31, 2003, was approximately $862,000 compared to approximately $1,531,000 for the six months ended December 31, 2002. This decrease of approximately $669,000 is the result of a gain on the sale of its Monticello branch of approximately $743,000 for the six months ended December 31, 2002, offset by a $9,000 net gain on the sale of investment securities and $66,000 increase in other noninterest income for the six months ended December 31, 2003 (consisting primarily of a $30,000 one time recovery of expensed software costs, a one time loan prepayment fee of $63,000 offset by a $33,000 decrease in late charge and credit life commissions).

     Noninterest Expense. The major components of noninterest expense are typically salaries and employee benefits paid to or on behalf of the Company's employees and directors, professional fees paid to consultants, attorneys, and accountants, occupancy expense for ownership and maintenance of the Company's buildings, furniture and equipment and data processing expenses. Total noninterest expense for the three months ended December 31, 2003, decreased $150,000 compared to the three months ended December 31, 2002. Significant components of the decrease in noninterest expense were a $91,000 decrease in salaries and employee benefits, a $29,000 decrease in net occupancy expense, a $23,000 decrease in advertising, a $40,000 decrease in other expenses, offset by a $22,000 increase in professional fees and a $17,000 increase in data processing expense.

     Total noninterest expense for the six months ended December 31, 2003, decreased $256,000 compared to the six months ended December 31, 2002. Significant components of the decrease in noninterest expense were a $165,000 decrease in salaries and employee benefits, a $50,000 decrease in net occupancy expense, a $51,000 decrease in advertising, a $97,000 decrease in other expenses, offset by an $86,000 increase in professional fees and a $26,000 increase in data processing expense.

     The $86,000 increase in professional fees relates primarily to consulting and legal fees associated with the Company's decision to review all available alternatives to maximize shareholder value with the help of a consulting firm.

     Income Taxes. The effective income tax rates for the Company for the three months ended December 31, 2003 and 2002 were (0.2)% and (56.0)%, respectively. The effective income tax rates for the Company for the six months ended December 31, 2003 and 2002 were (20.9)% and 18.3%, respectively. The variance in the effective rate from the expected statutory rate is due primarily to tax exempt interest.

     The negative rates for three months ended December 31, 2003 and December 31, 2002, and the six months ended December 31, 2003, is a net tax benefit and increases net income. The net tax benefit is primarily due to tax exempt income. The corresponding deferred tax asset totals approximately $2.0 million as of December 31, 2003, and June 30, 2003. The recoverability of this asset is entirely contingent upon the production of taxable income for income tax reporting purposes. Management anticipates that the Company will produce such income in the near future based on management's current forecasts of earnings.

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

     At December 31, 2003 and June 30, 2003, the Company had designated all securities as available for sale. In addition to internal sources of funding, the Bank as a member of the FHLB has substantial borrowing authority with the FHLB. The Bank's use of a particular source of funds is based on need, comparative total costs and availability.

     At December 31, 2003, the Bank had $4.2 million in commitments to originate loans (including unfunded portions of construction loans) and approximately $1.2 million in unused lines of credit. At the same date, the total amount of certificates of deposit which were scheduled to mature in one year or less was $65.6 million. Management anticipates that the Bank will have adequate resources to meet its current commitments through internal funding sources described above.

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

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

         31.1     Rule 13a-14(a) Certification of Chief Executive Officer

         31.2     Rule 13a-14(a) Certification of Chief Financial Officer

         32       18 USC Section 1350 Certification

     REPORTS ON FORM 8-K:

     On November 5, 2003, the Registrant filed a Current Report on Form 8-K under items 7 and 12 to report that the Company had issued a press release announcing its unaudited financial results for the quarter ended September 30, 2003.

     On December 15, 2003, the Registrant filed a Current Report on Form 8-K under items 5 and 7 to report that the Company had issued a press release announcing that it had received an indication of interest letter from an investor group to engage in a business combination with the Company whereby the Company's stockholders would receive $18.63 per share in cash. The proposed business combination would be subject to, among other things, the negotiation of a definitive merger agreement, regulatory approval and the approval of the Company's stockholders.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HCB BANCSHARES, INC.
                                              Registrant



Date:    February 10, 2003                 By: /s/Charles T. Black
                                               ------------------------
                                               Charles T. Black
                                               President and Chief
                                               Executive Officer
                                               (Duly Authorized Representative)




Date:    February 10, 2003                  By: /s/Scott A. Swain
                                                ------------------------
                                                Scott A. Swain
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)