Form 10-Q
period 2004-03-31
HCB BANCSHARES INC
filed 2004-05-13
CIK 1029740

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004.

                                                         OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-22423

                              HCB BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          OKLAHOMA                                      62-1670792
--------------------------------                    -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

237 Jackson Street, Camden, Arkansas                        71701
--------------------------------------              ---------------------
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

                  Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,431,470 shares of common stock outstanding as of April 30, 2004.

CONTENTS



PART I.   FINANCIAL INFORMATION
          ---------------------

       Item 1. Condensed Consolidated Financial Statements

               Condensed Consolidated Statements of Financial Condition at March 31, 2004 (unaudited) and June 30, 2003

               Condensed Consolidated Statements of Income and Comprehensive Income (Loss) Three Months and Nine Months Ended March 31, 2004 and 2003 (unaudited)

               Condensed Consolidated Statements of Cash Flows Nine Months Ended March 31, 2004 and 2003 (unaudited)

               Notes to Condensed Consolidated Financial Statements (unaudited)

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Item 3. Quantitative and Qualitative Disclosures about Market Risk

       Item 4. Controls and Procedures


PART II.  OTHER INFORMATION
          -----------------

          Item 1.  Legal Proceedings
          Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
          Item 3.  Defaults upon Senior Securities
          Item 4.  Submission of Matters to a Vote of Security Holders
          Item 5.  Other Information
          Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2004 (UNAUDITED) and JUNE 30, 2003
--------------------------------------------------------------------------------

                                                                               MARCH 31,
                                                                                 2004                  JUNE 30,
ASSETS                                                                        (UNAUDITED)                2003
                                                                             ---------------           --------
Cash and due from banks                                                     $    3,050,909        $    3,003,656
Interest-bearing deposits with banks                                             4,485,224             4,203,320
Fed funds sold                                                                     100,000                    --
                                                                              ------------          ------------

   Cash and cash equivalents                                                     7,636,133             7,206,976

Investment securities available for sale, at fair value                        118,625,241           129,960,346
Loans receivable, net of allowance                                              87,543,824           100,779,545
Accrued interest receivable                                                      1,046,660             1,456,372
Federal Home Loan Bank stock                                                     3,394,900             4,704,100
Premises and equipment, net                                                      4,831,565             5,113,645
Real estate held for sale                                                          181,501               246,160
Other assets                                                                     1,857,331             1,557,639
                                                                              ------------          ------------
TOTAL                                                                       $  225,117,155        $  251,024,783
                                                                              ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Deposits                                                                 $  136,786,180        $  151,956,504
   Federal Home Loan Bank advances                                              59,021,193            69,068,534
   Advance payments by borrowers for
     taxes and insurance                                                            24,806                83,879
   Accrued interest payable                                                        441,866               563,620
   Other liabilities                                                               678,698               897,259
                                                                              ------------          ------------

                                     Total liabilities                         196,952,743           222,569,796
                                                                              ------------          ------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 10,000,000 shares authorized,
     2,645,000 shares issued, 1,428,253 and 1,457,982 shares
     outstanding at March 31, 2004 and June 30, 2003, respectively                  26,450                26,450
   Additional paid-in capital                                                   25,938,851            25,781,908
   Unearned ESOP shares                                                           (476,100)             (634,800)
   Unearned MRP shares                                                                  --               (82,625)
   Accumulated other comprehensive income                                        2,079,080             2,221,285
   Retained earnings                                                            15,526,128            15,537,315
                                                                              ------------          ------------

                                                                                43,094,409            42,849,533

   Treasury stock, at cost, 1,216,747 and 1,187,018 shares at
     March 31, 2004, and June 30, 2003, respectively                           (14,929,997)          (14,394,546)
                                                                              -------------         -------------

                                     Total stockholders' equity                 28,164,412            28,454,987
                                                                              ------------          ------------

TOTAL                                                                       $  225,117,155        $  251,024,783
                                                                              ============          ============


See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       MARCH 31, (UNAUDITED)            MARCH 31, (UNAUDITED)
INTEREST INCOME:                                       2004            2003             2004           2003
                                                       ----            ----             ----           ----
   Interest and fees on loans                       $  1,507,866   $   1,886,434    $  4,951,293   $  6,254,780
   Investment securities:
     Taxable                                           1,069,258       1,092,553       3,196,705      3,631,854
     Nontaxable                                          313,488         314,538         941,051        954,980
   Other                                                  19,192          54,819          77,619        191,625
                                                      ----------      ----------      ----------    -----------

        Total interest income                          2,909,804       3,348,344       9,166,668     11,033,239
                                                      ----------      ----------      ----------    -----------

INTEREST EXPENSE:

   Deposits                                              581,536         890,628       2,024,590      2,918,309
   Federal Home Loan Bank advances                       902,332       1,054,607       2,898,701      3,418,370
                                                      ----------      ----------      ----------    -----------

        Total interest expense                         1,483,868       1,945,235       4,923,291      6,336,679
                                                      ----------      ----------      ----------    -----------

NET INTEREST INCOME                                    1,425,936       1,403,109       4,243,377      4,696,560

PROVISION FOR LOAN AND INVESTMENT
   LOSSES                                                120,000         120,000         360,000        413,000
                                                      ----------      ----------      ----------    -----------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN AND INVESTMENT LOSSES                      1,305,936       1,283,109       3,883,377      4,283,560
                                                      ----------      ----------      ----------    -----------

NONINTEREST INCOME:
   Service charges on deposit accounts                   176,665         186,609         635,812        647,458
   Gain on sale of loans available for sale, net          44,983         135,658         258,934        349,127
   Gain on sale of investment securities                   8,701              --           8,701             --
   Gain on sale of branch                                     --              --              --        742,942
   Other                                                  71,728          63,638         260,518        177,639
                                                      ----------      ----------      ----------    -----------

        Total noninterest income                         302,077         385,905       1,163,965      1,917,166
                                                      ----------      ----------      ----------    -----------

NONINTEREST EXPENSE:
   Salaries and employee benefits                        910,357         927,696       2,680,954      2,863,035
   Net occupancy expense                                 146,347         212,945         553,665        670,108
   Communication, postage, printing and office
    supplies                                              99,176          74,870         282,059        263,153
   Advertising                                            19,660          34,863          57,661        124,056
   Data processing                                       103,423          95,570         316,756        282,796
   Professional fees                                     261,953          48,385         625,582        325,668
   Write down of land held for investment                     --         407,149              --        466,955
   Other                                                  88,085          80,215         272,944        302,757
                                                      ----------      ----------      ----------    -----------

        Total noninterest expense                      1,629,001       1,881,693       4,789,621      5,298,528
                                                      ----------      ----------      ----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                        (20,988)       (212,679)        257,721        902,198

INCOME TAX (BENEFIT) PROVISION                           (46,409)       (195,760)       (104,646)         8,476
                                                      -----------     -----------     -----------   -----------

NET INCOME (LOSS)                                   $     25,421   $     (16,919)   $    362,367   $    893,722
                                                      ----------      -----------     ----------    -----------

                                                                   (Continued)

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                                        Three Months Ended               Nine Months Ended
                                                       March 31, (unaudited)           March 31, (unaudited)
                                                       2004            2003            2004            2003
                                                       ----            ----            ----            ----
OTHER COMPREHENSIVE INCOME (LOSS),
   NET OF TAX:
   Unrealized holding gain (loss) on securities
     arising during period                          $    723,250   $    (625,364)   $   (133,504)  $    190,047
   Reclassification adjustment for gains
     included in net income                               (8,701)             --          (8,701)            --
                                                    ------------   -------------    ------------   ------------


        Other comprehensive income (loss)                714,549        (625,364)       (142,205)       190,047
                                                    ------------   --------------   -------------  ------------

COMPREHENSIVE INCOME (LOSS)                         $    739,970   $    (642,283)   $    220,162   $  1,083,769
                                                    ============   =============    ============   ============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING
     BASIC                                             1,362,652       1,366,342       1,361,357      1,355,649
                                                      ==========      ==========      ==========     ==========
     DILUTED                                           1,433,327       1,456,922       1,432,865      1,443,193
                                                      ==========      ==========      ==========     ==========

EARNINGS PER SHARE:
   Basic                                                $  0.02         $(0.01)         $  0.27         $ 0.66
                                                           ====           =====            ====           ====
   Diluted                                              $  0.02         $(0.01)         $  0.25         $ 0.62
                                                           ====           =====            ====           ====

DIVIDENDS PER SHARE                                     $  0.09         $ 0.09          $  0.27         $ 0.26
                                                           ====           ====             ====           ====

                                                            (Concluded)


See accompanying notes to condensed consolidated financial statements.

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                        NINE MONTHS ENDED MARCH 31,
                                                                      2004       (UNAUDITED)        2003
                                                                      ----                          ----
OPERATING ACTIVITIES:

   Net income                                                  $     362,367                 $     893,722
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
     Depreciation                                                    365,446                       446,355
     Amortization (accretion) of:
       Deferred loan origination fees                                 31,560                       (84,450)
       Premiums and discounts on loans, net                           (2,706)                       (3,309)
       Premiums and discounts on investment securities, net          369,752                       372,590
     Net gain on sale of investment securities                        (8,701)                           --
     Provision for loan losses                                       360,000                       413,000
     Gain on sale of branch                                               --                      (742,942)
     Deferred income taxes                                           157,176                        (8,476)
     Originations of loans held for sale                         (18,312,072)                  (22,929,085)
     Proceeds from sales of loans                                 20,168,685                    21,773,766
     Stock compensation expense                                      398,268                       147,817
     Change in accrued interest receivable                           409,712                       313,231
     Change in accrued interest payable                             (121,754)                     (129,308)
     Write down of land held for investment                               --                       466,955
     Change in other assets                                         (368,632)                     (539,491)
     Change in other liabilities                                    (218,561)                     (685,712)
                                                                 -----------                    ----------

       Net cash provided (used) by operating activities            3,590,540                      (295,337)
                                                                 -----------                    ----------

INVESTING ACTIVITIES:

   Purchases of investment securities - available for sale       (21,805,188)                  (38,282,859)
   Proceeds from sales of investment securities                    3,386,113                            --
   Redemption of Federal Home Loan Bank stock                      1,309,200                         6,100
   Purchases of premises and equipment                               (83,366)                     (232,946)
   Net change due to branch sale                                          --                    (2,523,471)
   Loan repayments, net of originations                           10,990,255                    12,232,649
   Principal payments on investment securities                    29,162,687                    32,371,659
   Net decrease (increase) in real estate held for resale             64,659                      (147,129)
                                                                 -----------                   ------------

       Net cash provided by investing activities                  23,024,360                     3,424,003
                                                                 -----------                   -----------

                                                                                                (Continued)

HCB BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                      NINE MONTHS ENDED MARCH 31,
                                                                   2004         (UNAUDITED)       2003
                                                                   ----                           ----
FINANCING ACTIVITIES:
   Net (decrease) increase in deposits                        $  (15,170,324)               $    1,470,911
   Advances from Federal Home Loan Bank                            6,800,000                            --
   Repayment of Federal Home Loan Bank advances                  (16,847,341)                  (12,394,107)
   Net (decrease) increase in advance payments by
     borrowers for taxes and insurance                               (59,073)                       36,892
   Purchase of treasury stock                                       (535,451)                           --
   Payment for treasury stock options exercised                           --                       209,763
   Dividends paid                                                   (373,554)                     (350,513)
                                                                ------------                  ------------

       Net cash used by financing activities                     (26,185,743)                  (11,027,054)
                                                                ------------                  ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                        429,157                    (7,898,388)

CASH AND CASH EQUIVALENTS:

  Beginning of period                                              7,206,976                    17,896,829
                                                                ------------                  ------------

  End of period                                               $    7,636,133                $    9,998,441
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

                                                                     (Concluded)

HCB BANCSHARES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION

     HCB Bancshares, Inc. ("Bancshares"), incorporated under the laws of the State of Oklahoma, is a savings bank holding company that owns HCB Investments, Inc. ("HCBI") and HEARTLAND Community Bank (the "Bank") and the Bank's subsidiary HCB Properties, Inc. (HCBP). Bancshares' business is primarily that of owning the Bank and participating in the Bank's activities. HCBI holds a $500,000 initial investment in EastPoint Technologies LLC, which is the company whose core processing software the Bank utilizes. HCBP primarily holds one parcel of land for future expansion by the Bank. The accompanying condensed consolidated financial statements include the accounts of Bancshares, HCBI and the Bank and are collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America. The unaudited statements reflect all adjustments, which are, in the opinion of management, necessary for fair presentation of the financial condition and results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. The condensed consolidated statements of income and comprehensive income for the three months and nine months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the Company's fiscal year ending June 30, 2004. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2003, contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

NOTE 2 - EARNINGS PER SHARE

     The weighted average number of common shares used to calculate earnings per share for the three and nine month periods ended March 31, 2004 and 2003, were as follows:

                                         Three months ended               Nine months ended
                                             March 31,                        March 31,
                                           2004         2003                2004         2003
                                           ----         ----                ----         ----
  Basic weighted average shares         1,362,652    1,366,342           1,361,357    1,355,649
  Effect of dilutive securities            70,675       90,580              71,508       87,544
                                       ----------   ----------          ----------   ----------
  Diluted weighted average shares       1,433,327    1,456,922           1,432,865    1,443,193
                                       ==========   ==========          ==========   ==========

     The Company has issued stock options that have the potential to be dilutive to its weighted average shares calculation and were dilutive for the three and nine month periods ending March 31, 2004 and 2003. In addition, the Company has issued MRP shares that had the potential to be dilutive to its weighted average shares calculation, but due to the Acquisition Agreement (Note 5), were 100 percent vested as of March 31, 2004, and were also anti-dilutive for these periods.

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

ASSET QUALITY

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.

                                                     March 31,            June 30,
                                                       2004                2003
                                                    -----------         -----------
Loans accounted for on a nonaccrual basis: (1)
  Real estate:
   One-to-four family residential............      $    769,620        $  1,241,085
   Other mortgage loans......................         3,300,982           1,740,878
  Consumer loans.............................           176,809             287,925
  Commercial loans...........................           203,969             232,562
                                                     ----------          ----------
       Total.................................      $  4,451,380        $  3,502,450
                                                     ==========          ==========

Accruing loans which are contractually past due
 90 days or more:
   Real estate:
   One-to-four family residential............      $         --        $         --
   Other mortgage loans......................                --                  --
  Commercial loans...........................                --                  --
  Consumer loans.............................                --                  --
                                                     ----------          ----------
       Total.................................      $         --        $         --
                                                     ==========          ==========

       Total nonperforming loans.............      $  4,451,380        $  3,502,450
                                                     ==========          ==========

Percentage of total loans....................            4.67%              3.18%
                                                         ====               ====
Other nonperforming assets (2)...............      $    181,501        $    246,160
                                                     ==========          ==========
Loans modified in troubled debt restructurings (3) $  5,261,435        $  5,355,927
                                                     ==========          ==========

-----------------
(1) Designated nonaccrual loan payments received are applied first to contractual principal and interest income is recognized only when contractually current.
(2)  Other nonperforming assets includes foreclosed real estate.
(3) Loans modified in troubled debt restructurings include $1,873,374 reported in Other mortgage loans accounted for on a nonaccrual basis.

     During the nine months ended March 31, 2004, total nonperforming loans increased $948,930 primarily due to one borrower with four other mortgage loans totaling $1.9 million, offset by decreases in one-to-four family residential, consumer, and commercial nonperforming loans.

     During the three months ended March 31, 2004 and 2003, gross interest income of approximately $99,000 and $96,000, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the respective periods. Interest on such loans included in income during such respective periods was not material.

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

                                                                 Quarter Ended March 31,
                                                        2004                                   2003
                                          ----------------------------------     ----------------------------------
                                                                    Average                                 Average
                                             Average      Interest   Yield/      Average       Interest     Yield/
                                             Balance    Earned/Paid   Rate       Balance      Earned/Paid    Rate
                                             -------    ----------- -------    -----------    -----------   -------
Interest-earning assets:
  Loans receivable....................... $  89,280,299 $ 1,507,866   6.76%  $ 103,852,289   $ 1,886,434     7.27%
  Investment and mortgage-backed
   securities taxable....................    93,359,485   1,069,258   4.58      92,496,295     1,092,553     4.72
   Nontaxable............................    24,735,253     313,488   5.07      25,106,459       314,538     5.01
  FHLB stock.............................     3,382,625      12,650   1.50       4,675,680        28,823     2.47
  FHLB DDA...............................     2,562,810       5,755   0.90       9,088,186        25,331     1.11
  Other interest-earning assets..........       199,971         787   1.57         187,662           665     1.42
                                            -----------   ---------   ----   -------------     ---------     ----
   Total interest-earning assets.........   213,520,443   2,909,804   5.45     235,406,571     3,348,344     5.69
                                                          ---------                            ---------
Noninterest-earning assets...............    13,588,563                         15,182,548
                                            -----------                      -------------
   Total assets.......................... $ 227,109,006                      $ 250,589,119
                                            ===========                      =============

Interest-bearing liabilities:
  NOW, MMDA, statement savings........... $  46,870,986     146,389   1.25   $  42,272,589       136,758     1.29
  Time deposits..........................    80,537,795     435,147   2.16      99,698,640       753,870     3.02
  FHLB advances..........................    60,474,505     902,332   5.97      70,932,317     1,054,607     5.95
                                            -----------    --------   ----   -------------     ---------     ----
   Total interest-bearing liabilities....   187,883,286   1,483,868   3.16     212,903,546     1,945,235     3.65
                                                          ---------                            ---------
Noninterest-bearing liabilities..........    11,191,137                          8,994,018
                                            -----------                      -------------
   Total liabilities.....................   199,074,423                        221,897,564
Equity...................................    28,034,583                         28,691,555
                                            -----------                      -------------
   Total liabilities and equity.......... $ 227,109,006                      $ 250,589,119
                                            ===========                      =============
Net interest income......................               $  1,425,936                         $ 1,403,109
                                                           =========                           =========

Net interest rate spread.................                             2.29%                                  2.04%
                                                                      ====                                   ====

Net yield on interest-earning assets.....                             2.67%                                  2.38%
                                                                      ====                                   ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities                           113.65%                                110.57%
                                                                   =======                                 ======


                                                                 Nine Months Ended March 31,
                                          -------------------------------------------------------------------------
                                                        2004                                    2003
                                          ----------------------------------     ----------------------------------
                                                                    Average                                 Average
                                             Average      Interest   Yield/      Average       Interest     Yield/
                                             Balance    Earned/Paid   Rate       Balance      Earned/Paid    Rate
                                             -------    ----------- -------      -------      -----------   -------
Interest-earning assets:
  Loans receivable....................... $  94,169,134 $ 4,951,293   7.01%  $ 110,162,769   $ 6,254,780     7.57%
  Investment and mortgage-backed
   securities
   Taxable...............................    97,180,916   3,196,705   4.39      92,549,186     3,631,854     5.23
   Nontaxable............................    24,967,521     941,051   5.03      25,342,079       954,980     5.02
  FHLB stock.............................     3,757,707      52,478   1.86       4,675,470        96,584     2.75
  FHLB DDA...............................     3,383,286      22,985   0.91       8,585,029        92,906     1.44
  Other interest-earning assets..........       198,969       2,156   1.44         184,816         2,135     1.54
                                            -----------    --------   ----   -------------    ----------     ----
   Total interest-earning assets.........   223,657,533   9,166,668   5.46     241,499,349    11,033,239     6.09
                                                          ---------                           ----------
Noninterest-earning assets...............    13,275,621                         15,425,808
                                            -----------                      -------------
   Total assets.......................... $ 236,933,154                      $ 256,925,157
                                            ===========                      =============

Interest-bearing liabilities:
  NOW, MMDA, statement savings........... $  46,587,868     438,661   1.26   $  41,077,773       429,349     1.39
  Time deposits..........................    86,809,258   1,585,929   2.44     101,531,286     2,488,960     3.27
  FHLB advances..........................    64,749,920   2,898,701   5.97      76,549,641     3,418,370     5.95
                                            -----------   ---------   ----   -------------    ----------     ----
   Total interest-bearing liabilities....   198,147,046   4,923,291   3.31     219,158,700     6,336,679     3.85
                                                          ---------                           ----------
Noninterest-bearing liabilities..........    11,017,744                          9,423,685
                                            -----------                      -------------
   Total liabilities.....................   209,164,790                        228,582,385
Equity...................................    27,768,364                         28,342,772
                                            -----------                      -------------
   Total liabilities and equity.......... $ 236,933,154                      $ 256,925,157
                                            ===========                      =============
Net interest income......................               $ 4,243,377                          $4,696,560
                                                          =========                           =========

Net interest rate spread.................                             2.15%                                  2.24%
                                                                      ====                                   ====

Net yield on interest-earning assets.....                             2.53%                                  2.59%
                                                                      ====                                   ====
Ratio of average interest-earning assets
  to average interest-bearing
  liabilities............................                           112.87%                                110.19%
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


                                       Three Months Ended March 31               Nine Months Ended March 31
                                    -------------------------------------    --------------------------------------
                                      2004          vs.            2003         2004         vs.           2003
                                    -------------------------------------    --------------------------------------
                                      Increase    (Decrease)    Due to          Increase   (Decrease)    Due to
                                       Volume        Rate       Total            Volume      Rate         Total
                                       ------        ----       -----            ------      ----         -----
                                               (In thousands)                           (In thousands)
Interest income:
  Loans receivable                  $ (265)       $ (114)       $  (379)     $  (909)       $ (395)        $ (1,304)
  Investment and
   mortgage-backed securities
      Taxable                           10           (33)           (23)         182          (617)            (435)
      Nontaxable                        (5)            4             (1)         (14)           --              (14)
   FHLB stock                           (8)           (8)           (16)         (19)          (25)             (44)
   FHLB DDA                            (18)           (1)           (19)         (56)          (14)             (70)
  Other interest-earning assets         --            --             --           --            --               --
                                      ----          ----          -----         ----        ------          -------
     Total interest-earning assets    (286)         (152)          (438)        (816)       (1,051)          (1,867)
                                      ----          ----          -----         ----        ------          -------

Interest expense:
  NOW, MMDA, statement savings          15            (5)            10           58           (48)              10
  Time deposits                       (145)         (174)          (319)        (361)         (542)            (903)
  FHLB advances                       (155)            3           (152)        (527)            7             (520)
                                      -----         ----          -----         ----          ----          -------
     Total interest-bearing
      liabilities                     (285)         (176)          (461)        (830)         (583)          (1,413)
                                      -----         ----          -----         ----          ----          -------

Change in net interest income       $   (1)       $   24        $    23      $    14        $ (468)        $   (454)
                                      =====         ====          =====         ====          ====          =======

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2004 AND JUNE 30, 2003

     The Company had consolidated total assets of $225.1 million and $251.0 million at March 31, 2004 and June 30, 2003, respectively. During the nine month period ended March 31, 2004, the Company experienced a $13.2 million decrease in its consolidated loan portfolio from $100.8 million at June 30, 2003, to $87.6 million at March 31, 2004. The Bank expects its total loan portfolio to continue to shrink if interest rates remain low and competition for quality loans remains high.

     During this same period, interest-bearing deposits in banks, investments, and mortgage-backed securities decreased from $134.2 million at June 30, 2003, to $123.2 million at March 31, 2004. While interest-bearing deposits in banks, investments, and mortgage-backed securities decreased $11.0 million for the nine month period ended March 31, 2004, there were $21.8 million in purchases, a $0.4 million increase in interest-bearing deposits with banks, offset with paydowns and net amortizations of premiums and discounts of $29.6 million, sales of $3.4 million, and a $0.2 million decrease in the market value of the securities. For the quarter ended March 31, 2004, the Bank did not purchase any investment securities or mortgage-backed securities.

     Deposits decreased from $152.0 million at June 30, 2003, to $136.8 million at March 31, 2004. Although the Bank's level of deposits has generally been sufficient to provide for adequate liquidity, the deposit market remains competitive and the Bank has lost some larger certificates of deposit due to rate shopping. The outstanding balances of FHLB borrowings decreased from $69.1 million at June 30, 2003, to $59.0 million at March 31, 2004. The Bank continues to pay off FHLB borrowings as they mature, however, during the quarter, the Bank did borrow and pay back $5.8 million in short term borrowings for short term cash needs.

     Stockholders' equity amounted to $28.2 million at March 31, 2004, and $28.5 million at June 30, 2003. The changes in equity were primarily due to a decrease in accumulated other comprehensive income and treasury stock purchases, offset by net income for the period. At March 31, 2004, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003

     Net Income. Net income for the three months ended March 31, 2004, was approximately $25,000 compared to a net loss of $17,000 for the three months ended March 31, 2003. The changes resulted primarily from an increase in net interest income of $23,000 and a decrease in noninterest expense of $253,000, offset by a decrease in the income tax benefit of $149,000, and a decrease in noninterest income of $84,000. The specific reasons for the above changes are discussed below.

     Net income for the nine months ended March 31, 2004, was approximately $362,000 compared to net income of $894,000 for the nine months ended March 31, 2003. The changes resulted primarily from a decrease in net interest income of $454,000, a decrease in noninterest income of $753,000, offset by a decrease in the provision for loan loss of $53,000, an increase in the income tax benefit of $113,000, and a decrease in noninterest expense of $509,000. The specific reasons for the above changes are discussed below.

     Interest Income. Interest income for the three months ended March 31, 2004, was approximately $2,910,000, or $438,000 less than interest income for the three months ended March 31, 2003. The total average interest-earning assets decreased $21.9 million, while the yield decreased from 5.69% to 5.45%. The primary contributing factors to the decrease in interest income were a $265,000 and $114,000 decrease due to volume and rate decreases, respectively in loans.

     For the three months ended March 31, 2004, compared to the three months ended March 31, 2003, the average balance of loans receivable decreased $14.6 million, total loan interest income decreased $379,000 and the average yield on loans decreased 51 basis points. For the same comparative periods, the average balance of taxable investments and mortgage-backed securities receivable increased $0.9 million, while interest income decreased $23,000 and the average yield decreased 14 basis points. The average balance of nontaxable investments decreased $0.4 million, while interest income decreased $1,000 and the average yield increased 6 basis points. Further, the average balance of other interest-earning assets (primarily FHLB DDA's and FHLB stock) decreased $7.8 million, interest income decreased $35,000 and the average yield decreased 32 basis points.

     Interest income for the nine months ended March 31, 2004, was approximately $9,167,000, or $1,867,000 less than interest income for the nine months ended March 31, 2003. The total average interest-earning assets decreased $17.8 million, while the yield decreased from 6.09% to 5.46%. Of the $1,867,000 decrease in interest income, $909,000 and $395,000 was due to volume and rate decreases, respectively in loans, $617,000 was due to rate decreases on taxable investment and mortgage-backed securities, $14,000 was due to volume decreases on nontaxable investments, $19,000 and $25,000 was due to volume and rate decreases, respectively on FHLB stock, $56,000 and $14,000 was due to volume and rate decreases, respectively on FHLB DDA, offset by a $182,000 increase in the volume of taxable investments and mortgage-backed securities.

     For the nine months ended March 31, 2004, compared to the nine months ended March 31, 2003, the average balance of loans receivable decreased $16.0 million, total loan interest income decreased $1,304,000 and the average yield on loans decreased 56 basis points. For the same comparative periods, the average balance of taxable investments and mortgage-backed securities receivable increased $4.6 million, while interest income decreased $435,000 and the average yield decreased 84 basis points. The average balance of nontaxable investments decreased $0.4 million, while interest income decreased $14,000 and the average yield increased 1 basis point. Further, the average balance of other interest-earning assets (primarily FHLB DDA's and FHLB stock) decreased $6.1 million, interest income decreased $114,000 and the average yield decreased 49 basis points.

     The above described declines in interest income and average yields can be expected to continue as long as interest rates remain low and loans continue to decline. When the Bank is able to grow its loan portfolio instead of investing in lower yielding investments and mortgage-backed securities the Bank should experience an increase in both its interest income and yield on earning assets.

     Interest Expense. For the three months ended March 31, 2004, compared to the three months ended March 31, 2003, the average balance of interest-bearing liabilities decreased $25.0 million, total interest expense decreased $461,000 and the average cost decreased 49 basis points. The average balance of NOW, MMDA, and statement savings accounts increased $4.6 million, interest expense increased $10,000 and the average cost decreased 4 basis points. The average balance of time deposits decreased $19.2 million, interest expense decreased $319,000 and the average cost decreased 86 basis points. The average balance of FHLB advances decreased $10.5 million, FHLB interest expense decreased $152,000 and the average cost increased 2 basis points.

     Of the $461,000 decrease in interest expense, $5,000 was due to rate decreases in NOW, MMDA and statement savings accounts offset by a $15,000 increase due to higher volumes of same, $145,000 and $174,000 was due to volume and rate decreases in time deposits, respectively, and $155,000 was due to volume decreases on FHLB advances offset by a $3,000 increase due to average rate increases on FHLB advances.

     For the nine months ended March 31, 2004, compared to the nine months ended March 31, 2003, the average balance of interest-bearing liabilities decreased $21.0 million, total interest expense decreased $1,413,000 and the average cost decreased 54 basis points. The average balance of NOW, MMDA, and statement savings accounts increased $5.5 million, interest expense increased $10,000 and the average cost decreased 13 basis points. The average balance of time deposits decreased $14.7 million, interest expense decreased $903,000 and the average cost decreased 83 basis points. The average balance of FHLB advances decreased $11.8 million, FHLB interest expense decreased $520,000 and the average cost increased 2 basis points.

     Of the $1,413,000 decrease in interest expense, $48,000 was due to rate decreases in NOW, MMDA and statement savings accounts offset by a $58,000 increase due to higher volumes of same, $361,000 and $542,000 was due to volume and rate decreases in time deposits, respectively, and $527,000 was due to volume decreases on FHLB advances offset by a $7,000 increase due to average rate increases on FHLB advances.

     Net Interest Income. Net interest income for the three months ended March 31, 2004, was $1.4 million, or $23,000 more than net interest income for the three months ended March 31, 2003. Of the $23,000 increase in net interest income for the three months ended March 31, 2004, compared to the three months ended March 31, 2003, $24,000 was due to decreases in net rates offset by a $1,000 decrease due to net volume.

     While the Company's deposits continue to cost less as renewing deposits are booked at lower current market offering rates, as of March 31, 2004, the Company had $59.0 million in FHLB advances which represented 31.7 percent of costing liabilities at that date. All of the Company's FHLB advances carry prepayment penalties. These advances generally are longer term and carry rates of interest that are higher than the interest rates on the Company's deposits. While the Company initially utilized FHLB advances to fund loans and purchase investment securities, thereby leveraging its equity and producing a positive interest rate spread, a significant portion of those assets have since repriced or paid off as interest rates have decreased. The Company anticipated replacing maturing investment securities with loan growth and maturing FHLB advances with deposit growth. The anticipated loan growth has not occurred. As of March 31, 2004, the Company's FHLB advances were costing a weighted average rate of 6.08% and had a weighted average maturity of approximately 6 years.

     As a result, the higher interest rates on FHLB advances paid by the Company contribute to a lower interest rate spread than the Company might otherwise have if it were able to fund all its assets with deposits or lower rate borrowings. Moreover, interest rates on FHLB advances are fixed for longer periods of time than are the interest rates on deposits. As a result, in the event of a decrease in interest rates, the Company will be unable to reprice its FHLB advances without incurring a substantial prepayment penalty, which would result in a significant charge to income or a reduction in the Company's interest rate spread. Conversely, in the event of increases in interest rates, the FHLB advances will not reprice and the prepayment penalty decreases eventually to zero.

     Provision for Loan Losses. During the three months ended March 31, 2004, the Bank's management continued its review of the appropriateness of the amount of the allowance for loan losses. Based on these reviews, management made a total of $120,000 in provision for loan losses for the three months ended March 31, 2004. The allowance for loan losses of $1.6 million at March 31, 2004, represented 1.73% of gross outstanding loans which compares to 1.46% as of June 30, 2003. The provision was made in consideration of reviews of individual loans and the fact that nonperforming loans as of March 31, 2004, as a percent of total loans increased to 4.67% from 3.18% as of June 30, 2003. In addition, total classified assets as a percent of the Bank's tangible capital plus allowance for loan loss was 32.7% as of March 31, 2004, which compares to 39.8% as of June 30, 2003. As of March 31, 2004, the Bank had $8.3 million in assets classified substandard or doubtful as compared to $9.8 million as of June 30, 2003. Although total nonperforming loans increased from $3.5 million as of June 30, 2003, to $4.45 million as of March 31, 2004, total classified assets decreased $1.5 million. This was primarily due to the loans which caused the increase in nonperforming loans being classified substandard in both periods.

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

     There were no significant changes in loan terms during the period, nor were there significant changes in the estimation methodologies employed or assumptions utilized. Nonperforming loans, classified asset levels, and loss trends indicated a need to change loss experience factors during the period. Loss experience factors were slightly increased for automobile loans, and other consumer loans, and recreational vehicle loans were separated out from other consumer loans and an individual loss experience factor was established for these types of loans. While some loss experience factors were slightly increased, in management's opinion, the Bank's level of allowance for loan loss was adequate. However, for the quarter ending June 30, 2004, the monthly provision for loan loss will be reduced from $40,000 per month to $10,000 per month due to significant decreases in the loan portfolio since June 30, 2003, and the reduction in estimated losses going forward.

     Noninterest Income. Noninterest income is typically comprised primarily of gains on the sales of loans and service charges on deposit accounts. Noninterest income for the three months ended March 31, 2004, was approximately $302,000 compared to approximately $386,000 for the three months ended March 31, 2003. This decrease of approximately $84,000 is the result of a $9,000 net gain on the sale of investment securities, an $8,000 increase in other noninterest income (primarily net gains on sales of foreclosed real estate and repossessed property), offset by a $12,000 decrease in service charges on deposit accounts (primarily NSF fees), and a $91,000 decrease in net gains on the sale of loans available for sale.

     Noninterest   income  for  the  nine  months  ended  March  31,  2004,  was approximately $1,164,000 compared to approximately $1,917,000 for the nine months ended March 31, 2003. This decrease of approximately $753,000 is the result of a $10,000 decrease in service charges on deposit accounts (primarily NSF fees), a $90,000 decrease in net gains on the sale of loans available for sale, a gain on the sale of its Monticello branch of approximately $743,000 for the nine months ended March 31, 2003, offset by a $9,000 net gain on the sale of investment securities, and an $83,000 increase in other noninterest income for the nine months ended March 31, 2004 (consisting primarily of a $30,000 one time recovery of expensed software costs, a $21,000 net gain on sales of foreclosed real estate and repossessed property, one time loan prepayment fees of $64,000 offset by a $37,000 decrease in late charge and credit life commissions).

     Noninterest Expense. The major components of noninterest expense are typically salaries and employee benefits paid to or on behalf of the Company's employees and directors, professional fees paid to consultants, attorneys, and accountants, occupancy expense for ownership and maintenance of the Company's buildings, furniture and equipment and data processing expenses. Total noninterest expense for the three months ended March 31, 2004, decreased $253,000 compared to the three months ended March 31, 2003. Significant components of the decrease in noninterest expense were a $17,000 decrease in salaries and employee benefits, a $67,000 decrease in net occupancy expense, a $15,000 decrease in advertising, a $407,000 decrease in write down of loan held for investment, offset by an $8,000 increase in other expenses, a $24,000 increase in communication, postage, printing, and office supplies, a $214,000 increase in professional fees and a $8,000 increase in data processing expense.

     Total noninterest expense for the nine months ended March 31, 2004, decreased $509,000 compared to the nine months ended March 31, 2003. Significant components of the decrease in noninterest expense were a $182,000 decrease in salaries and employee benefits, a $116,000 decrease in net occupancy expense, a $66,000 decrease in advertising, a $30,000 decrease in other expenses, a $467,000 decrease in write down of loan held for investment, offset by a $300,000 increase in professional fees, a $19,000 increase in communication, postage, printing, and office supplies, and a $34,000 increase in data processing expense.

     The $300,000 increase in professional fees relates primarily to consulting and legal fees associated with the Company's decision to review all available alternatives to maximize shareholder value with the help of a consulting firm and the signing of an Acquisition Agreement on January 13, 2004 with RBI Bancshares, Inc. (see Note 5 - Acquisition Agreement).

     Income Taxes. The effective income tax rates for the Company for the three months ended March 31, 2004 and 2003 were (221.1)% and (92.0)%, respectively. The effective income tax rates for the Company for the nine months ended March 31, 2004 and 2003 were (40.6)% and 0.9%, respectively. The variance in the effective rate from the expected statutory rate is due primarily to tax exempt interest.

     The negative rates for three months ended March 31, 2004 and March 31, 2003, and the nine months ended March 31, 2004, is a net tax benefit and increases net income. The net tax benefit is primarily due to tax exempt income. The corresponding deferred tax asset totals approximately $2.1 million as of March 31, 2004, and $2.0 million as of June 30, 2003. The recoverability of this asset is entirely contingent upon the production of taxable income for income tax reporting purposes. Management anticipates that the Company will produce such income in the near future based on management's current forecasts of earnings.

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

     At March 31, 2004 and June 30, 2003, the Company had designated all securities as available for sale. In addition to internal sources of funding, the Bank as a member of the FHLB has substantial borrowing authority with the FHLB. The Bank's use of a particular source of funds is based on need, comparative total costs and availability.

     At March 31, 2004, the Bank had $4.9 million in commitments to originate loans (including unfunded portions of construction loans) and approximately $1.3 million in unused lines of credit. At the same date, the total amount of certificates of deposit which were scheduled to mature in one year or less was $66.5 million. Management anticipates that the Bank will have adequate resources to meet its current commitments through internal funding sources described above.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The  following  table  sets  forth  information   regarding  the  Company's
repurchases of its Common Stock during the quarter ended March 31, 2004.


                                                                             (c)
                                                                         Total Number
                                                                          of Shares               (d)
                                                                          Purchased             Maximum
                                        (a)                              as Part of        Number of Shares
                                       Total               (b)             Publicly        that May Yet Be
                                     Number of           Average       Announced Plans     Purchased Under
                                       Shares           Price Paid            or             the Plans or
              Period                 Purchased          per Share          Programs             Programs
              ------                 ---------          ----------     ---------------     ----------------
   January 2004
   Beginning date: January 1            None               None              None                None
   Ending date:  January 31

   February 2004
   Beginning date: February 1           None               None              None                None
   Ending date:  February 29

   March 2004
   Beginning date: March 1           18,760 (1)           $18.00             None                None
   Ending date: March 31

   Total                             18,760               $18.00             None                None

(1) These shares were purchased from the Company's Directors' Retirement Grantor Trust to enable the Company to fund Director retirement payments as per the respective agreements.

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

         31.1     Rule 13a-14(a) Certification of Chief Executive Officer

         31.2     Rule 13a-14(a) Certification of Chief Financial Officer

         32       18 USC Section 1350 Certification

     REPORTS ON FORM 8-K:

     On January 16, 2004, the Registrant filed a Current Report on Form 8-K under items 5 and 7 to report that the Company had issued a press release on January 14, 2004, announcing it had entered into an Agreement of Acquisition (the "Agreement"), dated as of January 13, 2004 with Rock Bancshares, Inc. ("RBI"), pursuant to which all of the issued and outstanding stock of the Company will be acquired by RBI (the "Share Acquisition"). Pursuant to the Share Acquisition, RBI will acquire all of the issued and outstanding shares of common stock of HCB at a purchase price of $18.63 per share, subject to an adjustment to $18.62 per share if the acquisition is consummated on or prior to July 31, 2004 and $18.61 if consummated on or prior to June 30, 2004. In each case the per share stock price is also subject to a price adjustment by an amount based on the amount by which the Company's stockholder's equity on the last date of the calendar month preceding the closing is less than $26,500,000, excluding certain transaction costs and other related expenses. Holders of options to acquire shares of the Company's common stock will receive a cash payment equal to the share acquisition price less the exercise price applicable to such option. In addition, RBI has made a cash deposit of $750,000 that will be applied to the purchase price and would be forfeited by RBI under certain circumstances, including the failure to obtain regulatory approval by August 31, 2004. Consummation of the Share Acquisition is subject to a number of customary conditions, including, but not limited to: (i) the adoption and approval of the Agreement by the shareholders of the Company; and (ii) the receipt of all requisite regulatory approvals.

         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   HCB BANCSHARES, INC.
                                                   Registrant



Date:  May 12, 2004                         By: /s/Charles T. Black
                                                ------------------------
                                                Charles T. Black
                                                President and Chief
                                                Executive Officer
                                                (Duly Authorized Representative)




Date:  May 12, 2004                         By: /s/Scott A. Swain
                                                ------------------------
                                                Scott A. Swain
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)